Form 10-Q
period 1995-03-31
MURRAY INCOME PROPERTIES II LTD
filed 1995-05-10
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ----------

                                   FORM 10-Q

                                  ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                            Commission File No.
        MARCH 31, 1995                                       0-17183


                       MURRAY INCOME PROPERTIES II, LTD.
             (Exact Name of Registrant as Specified in its Charter)


               Texas                                        75-2085586
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

5550 LBJ Freeway, Suite 675, Dallas, Texas                      75240
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code:  (214) 991-9090


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X               No
                            -----                 -----

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
- - --------------------------------------------------------------------------------

                                                                                       March 31,                   December 31,
                                                                                          1995                         1994
                                                                                      ------------                 ------------
                                                                                       (unaudited)
ASSETS

Investment properties, at cost
    Land                                                                               $ 5,789,291                  $ 5,789,291
    Buildings and improvements                                                          17,390,182                   17,389,603
                                                                                       -----------                  -----------
                                                                                        23,179,473                   23,178,894
    Less accumulated depreciation                                                        5,702,772                    5,515,370
                                                                                       -----------                  -----------
           Net investment properties                                                    17,476,701                   17,663,524

Investment in joint venture, at equity                                                   1,590,064                    1,602,538
Cash and cash equivalents                                                                  695,252                      919,644
Certificates of deposit                                                                    889,000                      888,000
Accounts and notes receivable, net of allowance
    of $19,521 and $19,879 in 1995 and 1994,
    respectively                                                                           499,305                      432,684
Other assets, at cost, net of accumulated
      amortization of $299,683 and $281,154 in
      1995 and 1994, respectively                                                          232,509                      261,081
                                                                                       -----------                  -----------
                                                                                       $21,382,831                  $21,767,471
                                                                                       ===========                  ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                       $    15,520                  $    11,005
Accrued property taxes                                                                      67,861                      268,290
Security deposits and other liabilities                                                     95,611                       95,778
Deferred income                                                                             64,066                       62,976
                                                                                       -----------                  -----------
           Total liabilities                                                               243,058                      438,049
                                                                                       -----------                  -----------

Partners' equity:
    General Partners:
      Capital contributions                                                                  1,000                        1,000
      Cumulative net earnings                                                              497,190                      487,641
      Cumulative cash distributions                                                    (   501,214)                 (   491,982)
                                                                                       -----------                  -----------
                                                                                       (     3,024)                 (     3,341)
                                                                                       -----------                  -----------
    Limited Partners (314,687 interests):
      Capital contributions, net of offering costs                                      27,029,395                   27,029,395
      Cumulative net earnings                                                            8,882,660                    8,620,268
      Cumulative cash distributions                                                    (14,769,258)                 (14,316,900)
                                                                                       -----------                  -----------
                                                                                        21,142,797                   21,332,763
                                                                                       -----------                  -----------
           Total partners' equity                                                       21,139,773                   21,329,422
                                                                                       -----------                  -----------
                                                                                       $21,382,831                  $21,767,471
                                                                                       ===========                  ===========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                       ----------------------------------
                                                                                          1995                   1994
                                                                                       ----------             -----------
Income:
    Rental                                                                             $ 659,985               $648,595
    Interest                                                                              22,364                 15,343
    Equity in earnings of joint venture                                                   29,526                 30,622
                                                                                       ---------               --------
                                                                                         711,875                694,560
                                                                                       ---------               --------

Expenses:
    Depreciation                                                                         187,402                187,866
    Property operating                                                                   164,665                168,337
    General and administrative                                                            88,225                 91,474
    Bad debts (recoveries), net                                                        (     358)              (  1,100)
                                                                                       ---------               --------
                                                                                         439,934                446,577
                                                                                       ---------               --------
Net Earnings                                                                           $ 271,941               $247,983
                                                                                       =========               ========



Earnings per limited partnership interest                                              $     .83               $    .76
                                                                                       =========               ========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                           General                 Limited
                                                                           Partners                Partners                Total
                                                                         ----------               ----------            -----------
Three months ended March 31, 1994:

Balance at December 31, 1993                                            $   (4,944)              $22,076,183            $22,071,239
Net earnings                                                                 9,079                   238,904                247,983
Cash distributions                                                          (8,830)                 (432,694)              (441,524)
                                                                        ----------               -----------            -----------
Balance at March 31, 1994                                               $   (4,695)              $21,882,393            $21,877,698
                                                                        ==========               ===========            ===========


Three months ended March 31, 1995:

Balance at December 31, 1994                                            $   (3,341)              $21,332,763            $21,329,422
Net earnings                                                                 9,549                   262,392                271,941
Cash distributions                                                          (9,232)                 (452,358)              (461,590)
                                                                        ----------               -----------            -----------
Balance at March 31, 1995                                               $   (3,024)              $21,142,797            $21,139,773
                                                                        ==========               ===========            ===========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                                   March 31,
                                                                     ------------------------------------
                                                                        1995                    1994
                                                                     -----------             -----------
Cash flows from operating activities:
    Net earnings                                                    $  271,941               $ 247,983
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                               (      358)              (   1,100)
          Depreciation                                                 187,402                 187,866
          Amortization of other assets                                  18,529                  19,389
          Amortization of deferred income                           (    1,625)              (   1,625)
          Change in assets and liabilities:
             Accounts receivable                                    (   66,263)                  6,043
             Other assets                                               10,043               (   2,331)
             Accounts payable                                            4,515                  12,174
             Accrued property taxes, security deposits
              and other liabilities and deferred income               (197,881)               (205,516)
                                                                    ----------               ---------
                Net cash provided by operating activities              226,303                 262,883
                                                                    ----------               ---------

Cash flows from investing activities:
    Additions to investment properties                              (      579)              (   6,653)
    Purchases of certificates of deposit                              (100,000)               (198,000)
    Proceeds from redemptions of certificates of deposit                99,000                 198,000
    Distributions from joint venture, net                               12,474                  12,128
                                                                    ----------               ---------
                Net cash provided by investing activities               10,895                   5,475
                                                                    ----------               ---------

Cash flows from financing activities - cash distributions             (461,590)               (441,524)
                                                                    ----------               ---------

Net decrease in cash and cash equivalents                             (224,392)               (173,166)
Cash and cash equivalents at beginning of period                       919,644                 864,451
                                                                    ----------               ---------
Cash and cash equivalents at end of period                          $  695,252               $ 691,285
                                                                    ==========               =========




See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1.  BASIS OF ACCOUNTING

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1995 and December 31, 1994, $238,217 and $232,922, respectively, of accounts receivable related to such accruals.

    Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

    The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

    No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes.

    Earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and net earnings allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

    Certificates of deposit are held at commercial banks and are stated at cost, which approximates market. For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

2.  PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership and cash distributions are generally allocated 98% to the Limited Partners and 2% to the General Partners, except that all depreciation shall be allocated to those Limited Partners subject to Federal income taxes. Cash Distributions from the sale or refinancing of a property are allocated as follows:

(a) First, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the Limited Partners and 1% to the Non- corporate General Partner until the Limited Partners have been returned their Original Invested Capital from Cash Distributions from Sales or Refinancings, plus their Preferred Return from either Cash Distributions from Operations or Cash Distributions from Sales or Refinancings.

- - --------------------------------------------------------------------------------

(b) Next, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the General Partners and 1% to the Non- corporate General Partner in an amount equal to any unpaid Cash Distributions from Operations subordinated to the Limited Partners' 7% non-cumulative annual return.
    Such 99% shall be allocated 62 1/2% to the Non-corporate General Partner and 37 1/2% to the Corporate General Partner.

(c) Next, all Cash Distributions from Sales or Refinancings shall be allocated 1% to the Non-corporate General Partner and 99% to the Limited Partners and the General Partners. Such 99% will be allocated 85% to the Limited Partners and 15% to the General Partners. Such 15% shall be allocated 62 1/2% to the Non-corporate General Partner and 37 1/2% to the Corporate General Partner.

3.  INVESTMENT PROPERTY

    The Partnership owns and operates Paddock Place Shopping Center in Nashville, Tennessee, Germantown Collection Shopping Center located in Germantown (Memphis), Tennessee and 1202 Industrial Place (an office/warehouse facility) located in Grand Prairie, Texas.

4.  INVESTMENT IN JOINT VENTURE

    The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture using the equity method. The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture.

5.  OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1994 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

     As of March 31, 1995, the Partnership had cash, cash equivalents and certificates of deposit of $1,584,252 including $1,564,932 invested in certificates of deposit and other money market instruments. Such amounts represents cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At March 31, 1995 and December 31, 1994, there were $238,217 and $232,922, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $66,263 (exclusive of bad debts and recoveries) from December 31, 1994 to March 31, 1995 is primarily due to increases in receivables for rent collected (but not yet remitted by the property management companies) at Germantown and Paddock Place. As of March 31, 1995 and December 31, 1994, the Partnership had allowances of $19,521 and $19,879, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $200,429 from December 31, 1994 to March 31, 1995 is primarily due to payments of 1994 property taxes for the Partnership's properties.

     During the three months ended March 31, 1995, the Partnership made Cash Distributions from Operations of $461,590 related to the three-month period ended December 31, 1994. Subsequent to March 31, 1995, the Partnership made Cash Distributions from Operations of $461,590 (which was reduced by $1,187 related to 1994 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1995. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short- term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $11,390 for the three months ended March 31, 1995 as compared to the same period in 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                                             Three Months Ended
                                                                                   March 31,
                                                                       -------------------------------
                                                                          1995                  1994
                                                                       ----------            ---------
PADDOCK PLACE SHOPPING CENTER
- - -----------------------------
     Rental income                                                    $ 283,266             $ 285,503
     Bad debt expense (recovery)                                      $  (  358)            $  (1,100)
     Average occupancy                                                      97%                   95%

GERMANTOWN COLLECTION SHOPPING CENTER
- - -------------------------------------
     Rental income                                                    $ 264,794             $ 267,406
     Bad debt expense                                                 $   -0-                $  -0-
     Average occupancy                                                     100%                  100%

1202 INDUSTRIAL PLACE OFFICE/WAREHOUSE
- - --------------------------------------
     Rental income                                                     $ 111,925            $  95,686
     Bad debt expense                                                      -0-                  -0-
     Average occupancy                                                      100%                 100%

    Rental income at Paddock Place decreased $2,237 for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to a decrease in tenant reimbursement of real estate taxes.

    Occupancy at the Paddock Place Shopping Center in Nashville, Tennessee averaged 97% during the quarter, a three percent decrease from the previous quarter. On December 31, 1994, a tenant who occupied 1,871 square feet vacated its space upon expiration of its lease. In March, 1995, one tenant who occupies 5,222 square feet renewed its lease for one year. Minor repairs were completed during the quarter on the roof and on the parking lot lights. As of March 31, Paddock Place was 97% occupied.

    Rental income at Germantown decreased $2,612 for the three months ended March 31, 1995 as compared to the same period in 1994 due to a decrease in tenant reimbursements for common area maintenance costs and real estate taxes.

    Occupancy at the Germantown Collection in Germantown (Memphis), Tennessee averaged 100% for the first quarter, unchanged from the previous quarter. One tenant who occupies 1,052 square feet renewed its lease for three years. A children's clothing store who occupied 3,208 square feet assigned its lease to a golf shop. This new tenant began paying rent immediately so there was no interruption of income to the Partnership. As of March 31, the Germantown Collection was 100% occupied.

    Rental income at 1202 Industrial Place increased $16,239 for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to an increase in tenant reimbursement for common area maintenance costs and real estate taxes.

    Occupancy at 1202 Industrial Place in Grand Prairie (Dallas), Texas remained 100% during the quarter.

    "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $18,879 for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to an increase in occupancy offset by lower tenant reimbursements for common area maintenance costs and real estate taxes. The increase in rental income was offset by an $18,830 decrease in termination fee income received in the prior year from a former tenant as consideration for the Partnership releasing the tenant from its future lease obligations. Tower Place's total operating expenses increased with increases in repair and maintenance costs, property management fees and utility costs being offset by lower leasing and promotion expenses and legal fees. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                                                             Three Months Ended
                                                                                   March 31,
                                                                      ---------------------------------
                                                                         1995                   1994
                                                                      ---------              ---------
TOWER PLACE SHOPPING CENTER
- - ---------------------------
     Rental income                                                   $ 413,580               $ 394,701
     Bad debt expense (recovery)                                     $    (623)              $   4,344
     Average occupancy                                                     95%                     88%

     The Partnership's share of income from the joint venture decreased $1,096 for the quarter ended March 31, 1995 as compared to the same period in 1994 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 95% during the quarter, unchanged from the previous quarter. In December, 1994, one tenant who occupied 1,260 square feet vacated its space upon expiration of its lease. Also, in December a new tenant took occupancy of 2,100 square feet. During the first quarter, three new leases totalling 5,340 square feet were signed and these tenants will take occupancy during the second quarter. Two existing tenants totalling 3,011 square feet renewed their leases for three years. Minor parking lot repairs were completed in March. As of March 31, Tower Place was 94% occupied and 98% leased.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses decreased $3,672 for the three months ended March 31, 1995 as compared to the same period in 1994. The decrease was due to lower utilities, real estate taxes and property management fees. These decreases were offset by higher repair and maintenance costs. Property operating expenses at Germantown decreased, with decreases in utilities, landscaping services and real estate taxes being offset by increases in repair and maintenance costs. Property operating expenses at Paddock Place increased, with increases in amortization of leasing costs and in landscaping and security services being offset by decreases in repair and maintenance costs and property management fees. Property operating expenses at 1202 Industrial Place decreased, with decreases in repair and maintenance costs, real estate taxes and insurance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership.
General and administrative expenses decreased $3,249 for the three months ended March 31, 1995 as compared to the same period in 1994 primarily as a result of lower amortization of organization costs.

                          PART II.  OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      Exhibits:

                         None

                (b) Reports on Form 8-K filed during the three months ended March 31, 1995:

                         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Murray Income Properties II, Ltd.

                                           By:  Murray Realty Investors IX, Inc.
                                                A General Partner



Dated:  May 10, 1995                       By:  /s/ Mitchell Armstrong
                                                --------------------------------
                                                Mitchell Armstrong
                                                President
                                                Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit 27 -- Financial Data Schedule