Form 10-Q
period 1995-06-30
MURRAY INCOME PROPERTIES II LTD
filed 1995-08-09
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------
                                  FORM 10-Q
                             --------------------


(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995. . . . . . . . . .

                                       OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                              COMMISSION FILE NO.
                                    0-17183

                             --------------------

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

                                 (214) 991-9090
              (Registrant's Telephone Number, including Area Code)

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

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
================================================================================

                                                                        June 30,               December 31,
                                                                         1995                     1994
                                                                    --------------           --------------
                                                                      (unaudited)
ASSETS
Investment properties, at cost
    Land                                                              $ 5,789,291              $ 5,789,291
    Buildings and improvements                                         17,391,970               17,389,603
                                                                      -----------              -----------
                                                                       23,181,261               23,178,894
    Less accumulated depreciation                                       5,888,018                5,515,370
                                                                      -----------              -----------
           Net investment properties                                   17,293,243               17,663,524

Investment in joint venture, at equity                                  1,573,296                1,602,538
Cash and cash equivalents                                                 790,118                  919,644
Certificates of deposit                                                   890,000                  888,000
Accounts and notes receivable, net of allowance
    of $17,633 and $19,879 in 1995 and 1994,
    respectively                                                          454,016                  432,684
Other assets, at cost, net of accumulated
    amortization of $315,371 and $281,154 in
    1995 and 1994, respectively                                           252,266                  261,081
                                                                      -----------              -----------
                                                                      $21,252,939              $21,767,471
                                                                      ===========              ===========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                                      $    17,063              $    11,005
Accrued property taxes                                                    135,721                  268,290
Security deposits and other liabilities                                    95,285                   95,778
Deferred income                                                            59,131                   62,976
                                                                      -----------              -----------
           Total liabilities                                              307,200                  438,049
                                                                      -----------              -----------

Partners' equity:
    General Partners:
      Capital contributions                                                 1,000                    1,000
      Cumulative net earnings                                             506,616                  487,641
      Cumulative cash distributions                                   (   510,446)             (   491,982)
                                                                      -----------              -----------
                                                                      (     2,830)             (     3,341)
                                                                      -----------              -----------
    Limited Partners (314,687 interests):
      Capital contributions, net of offering costs                     27,029,395               27,029,395
      Cumulative net earnings                                           9,140,791                8,620,268
      Cumulative cash distributions                                   (15,221,617)             (14,316,900)
                                                                      -----------              -----------
                                                                       20,948,569               21,332,763
                                                                      -----------              -----------
           Total partners' equity                                      20,945,739               21,329,422
                                                                      -----------              -----------
                                                                      $21,252,939              $21,767,471
                                                                      ===========              ===========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
================================================================================

                                                   Three Months Ended                  Six Months Ended
                                                       June 30,                            June 30,
                                              -------------------------           --------------------------
                                                1995             1994               1995            1994
                                              --------         --------           ----------     -----------
Income:
    Rental                                    $631,503          $631,847          $1,291,488       $1,280,442
    Interest                                    24,428            16,502              46,792           31,845
    Equity in earnings of joint
     venture                                    28,232            26,045              57,758           56,667
                                              --------          --------          ----------       ----------
                                               684,163           674,394           1,396,038        1,368,954
                                              --------          --------          ----------       ----------

Expenses:
    Depreciation                               185,246           187,200             372,648          375,066
    Property operating                         164,404           160,632             329,069          328,969
    General and administrative                  68,844            68,836             157,069          160,310
    Bad debts (recoveries), net                 (1,888)           (1,851)             (2,246)          (2,951)
                                              --------          --------          ----------       ----------
                                               416,606           414,817             856,540          861,394
                                              --------          --------          ----------       ----------
Net Earnings                                  $267,557          $259,577          $  539,498       $  507,560
                                              ========          ========          ==========       ==========



Earnings per limited
 partnership interest                         $    .82          $    .79          $     1.65       $     1.55
                                              ========          ========          ==========       ==========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
================================================================================

                                                            General           Limited
                                                           Partners          Partners               Total
                                                          ----------        ----------          -------------
Six months ended June 30, 1994:

Balance at December 31, 1993                              $( 4,944)          $22,076,183          $22,071,239
    Net earnings                                            18,382               489,178              507,560
    Cash distributions                                     (17,661)             (865,389)            (883,050)
                                                          --------           -----------          -----------
    Balance at June 30, 1994                              $( 4,223)          $21,699,972          $21,695,749
                                                          ========           ===========          ===========


Six months ended June 30, 1995:

Balance at December 31, 1994                              $( 3,341)          $21,332,763          $21,329,422
    Net earnings                                            18,975               520,523              539,498
    Cash distributions                                     (18,464)             (904,717)            (923,181)
                                                          --------           -----------          -----------
    Balance at June 30, 1995                              $( 2,830)          $20,948,569          $20,945,739
                                                          ========           ===========          ===========





See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           ----------------------------------
                                                                              1995                    1994
                                                                           ----------              ----------
Cash flows from operating activities:
    Net earnings                                                            $539,498                $507,560
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                                       (  2,246)               (  2,951)
          Depreciation                                                       372,648                 375,066
          Amortization of other assets                                        34,217                  39,367
          Amortization of deferred income                                   (  3,249)               (  3,249)
          Change in assets and liabilities:
             Accounts receivable                                            ( 19,086)               (  2,480)
             Other assets                                                   ( 25,402)               ( 36,620)
             Accounts payable                                                  6,058                   5,463
             Accrued property taxes, security deposits
              and other liabilities and deferred income                     (133,658)               (135,196)
                                                                            --------                --------
                Net cash provided by operating activities                    768,780                 746,960
                                                                            --------                --------

Cash flows from investing activities:
    Additions to investment properties                                      (  2,367)               (  6,653)
    Purchases of certificates of deposit                                    (299,000)               (491,000)
    Proceeds from redemptions of certificates of deposit                     297,000                 491,000
    Distributions from joint venture, net                                     29,242                  30,333
                                                                            --------                --------
                Net cash provided by investing activities                     24,875                  23,680
                                                                            --------                --------

Cash flows from financing activities - cash distributions                   (923,181)               (883,050)
                                                                            --------                --------

Net decrease in cash and cash equivalents                                   (129,526)               (112,410)
Cash and cash equivalents at beginning of period                             919,644                 864,451
                                                                            --------                --------
Cash and cash equivalents at end of period                                  $790,118                $752,041
                                                                            ========                ========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
================================================================================

1.  BASIS OF ACCOUNTING

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1995 and December 31, 1994, $241,536 and $232,922, respectively, of accounts receivable related to such accruals.

    Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

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

2.  PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership and cash distributions are generally allocated 98% to the Limited Partners and 2% to the General Partners, except that all depreciation shall be allocated to those Limited Partners subject to Federal income taxes. Cash distributions from the sale or refinancing of a property are allocated as follows:

(a) First, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the Limited Partners and 1% to the Non-corporate General Partner until the Limited Partners have been returned their Original Invested Capital from Cash Distributions from Sales or Refinancings, plus their Preferred Return from either Cash Distributions from Operations or Cash Distributions from Sales or Refinancings.

================================================================================

(b) Next, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the General Partners and 1% to the Non-corporate General Partner in an amount equal to any unpaid Cash Distributions from Operations subordinated to the Limited Partners' 7% non-cumulative annual return. Such 99% shall be allocated 62 1/2% to the Non-corporate General Partner and 37 1/2% to the Corporate General Partner.

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

4.  INVESTMENT IN JOINT VENTURE

    The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture by using the equity method. The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture.

5.  OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1994 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995, the Partnership had cash, cash equivalents and certificates of deposit of $1,680,118, including $1,651,734 invested in certificates of deposit and other money market instruments. Such amounts represents cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At June 30, 1995 and December 31, 1994, $241,536 and $232,922, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $19,086 (exclusive of bad debts and recoveries) from December 31, 1994 to June 30, 1995 is primarily due to increases in receivables for rent collected (but not yet remitted by the property management companies) at Germantown and Paddock Place. As of June 30, 1995 and December 31, 1994, the Partnership had allowances of $17,633 and $19,879, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $132,569 from December 31, 1994 to June 30, 1995 is primarily due to payments of 1994 property taxes for the Partnership's properties.

     During the three months ended June 30, 1995, the Partnership made Cash Distributions from Operations of $461,591, (which was reduced by $1,187 related to North Carolina state income taxes paid on behalf of the partners in connection with the operations of Tower Place Joint Venture) related to the three-month period ended March 31, 1995. Subsequent to June 30, 1995, the Partnership made Cash Distributions from Operations of $461,591, relating to the three months ended June 30, 1995. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income increased $11,046 for the six months ended June 30, 1995 as compared to the same period in 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                 Three Months Ended                 Six Months Ended
                                                     June 30,                           June 30,
                                             -------------------------         -------------------------
                                               1995             1994             1995             1994
                                             --------         --------         --------         --------
Paddock Place Shopping Center

     Rental income                           $253,722         $265,494         $536,988          $550,997
     Bad debt expense (recovery)             $ (1,888)        $ (1,851)        $ (2,246)         $ (2,951)
     Average occupancy                            95%              99%              96%               97%


Germantown Collection Shopping Center

     Rental income                           $255,965         $245,620         $520,759          $513,026
     Bad debt expense                        $  -0-           $  -0-           $  -0-            $  -0-
     Average occupancy                           100%             100%             100%              100%

1202 Industrial Place

     Rental income                           $121,816         $120,733         $233,741          $216,419
     Bad debt expense                            -0-             -0-               -0-              -0-
     Average occupancy                           100%             100%             100%              100%

    Rental income at Paddock Place decreased $14,009 for the six months ended June 30, 1995 as compared to the same period in 1994 primarily due to a decrease in tenant reimbursement of real estate taxes.

    Occupancy at Paddock Place Shopping Center in Nashville, Tennessee averaged 95% during the second quarter, a two percent decrease from the previous quarter. One tenant who occupied 1,935 square feet vacated its space upon expiration of its lease. One tenant who occupies 5,222 square feet renewed its lease for one year and another tenant who occupies 1,354 square feet renewed its lease for three years. Minor repairs to the roof and to the parking lot lights were completed in June. As of June 30, Paddock Place was 94% occupied.

    Rental income at Germantown increased $7,733 for the six months ended June 30, 1995 as compared to the same period in 1994 due to an increase in percentage rents received from two tenants.

    Occupancy at the Germantown Collection in Germantown (Memphis), Tennessee averaged 100% for the second quarter, unchanged from the previous quarter. In June some of the property's landscaping was replaced and upgraded. Minor roof repairs were completed in April. As of June 30, the Germantown Collection was 100% occupied.

    Rental income at 1202 Industrial Place increased $17,322 for the six months ended June 30, 1995 as compared to the same period in 1994 primarily due to an increase in tenant reimbursement for common area maintenance costs and real estate taxes.

    Occupancy at 1202 Industrial Place in Grand Prairie (Dallas), Texas remained 100% during the second quarter, unchanged from the previous quarter.

    "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $37,262 for the six months ended June 30, 1995 as compared to the same period in 1994 primarily due to a increase in occupancy offset by lower tenant reimbursements for common area maintenance costs and real estate taxes. The increase in rental income was offset by an $18,830 decrease in termination fee income received in the prior year from a former tenant as consideration for the Partnership releasing the tenant from its future lease obligations. Tower Place's total operating expenses increased with increases in repair and maintenance costs, property management fees and utility costs being offset by lower legal fees. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                            Three Months Ended                    Six Months Ended
                                                 June 30,                             June 30,
                                        ---------------------------           --------------------------
                                          1995               1994               1995              1994
                                        --------           --------           --------          --------
Tower Place Shopping Center

     Rental income                      $399,494            $381,111          $813,074           $775,812
     Bad debt expense (recovery)        $ (1,514)           $  1,045          $ (2,137)          $  5,389
     Average occupancy                       96%                 93%               96%                91%

     The Partnership's share of income from the joint venture increased $1,091 for the six months ended June 30, 1995 as compared to the same period in 1994 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 96% during the second quarter, a one percent increase over the previous quarter. In April a tenant who occupied 1,604 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who took occupancy in May. Two new leases totalling 3,700 square feet were signed and these tenants took occupancy in April. Two tenants who occupy a total of 2,450 square feet renewed their leases for three years and one tenant who occupies 3,220 square feet renewed its lease for five years. As of June 30, Tower Place Festival was 97% occupied.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses remained flat for the six months ended June 30, 1995 as compared to the same period in 1994. Higher repair and maintenance costs were offset by lower landscaping costs, legal costs and real estate taxes. Property operating expenses at Germantown increased with increases in repair and maintenance costs related to painting the parking lot light standards and minor roof repairs being offset by reduced landscaping costs. Property operating expenses at Paddock Place increased with increases in repair and maintenance costs related to minor roof repairs and higher utility costs being offset by lower property management fees and real estate taxes. Property operating expenses at 1202 Industrial Place decreased primarily due to lower repair and maintenance costs and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $3,241 for the six months ended June 30, 1995 as compared to the same period in 1994 primarily as a result of lower amortization of organization costs.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K filed during the quarter ended June 30, 1995:

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

                                        MURRAY INCOME PROPERTIES II, LTD.

                                        By: Murray Realty Investors IX, Inc.
                                            A General Partner



Date:  August 9, 1995                   By:  /s/  Mitchell Armstrong
                                            -----------------------------------
                                            Mitchell Armstrong
                                            President
                                            Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
