Form 10-Q
period 1995-09-30
MURRAY INCOME PROPERTIES II LTD
filed 1995-11-09
CIK 786163

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                ------------
                                  FORM 10-Q
                                ------------

(Mark One)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995 . . . . . . .


                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________


                             COMMISSION FILE NO.
                                   0-17183

                                ------------

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

                      Yes     X               No
                             ---                  ---

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                September,               December 31,
                                                                   1995                      1994
                                                              ---------------           --------------
                                                               (unaudited)
Assets
Investment properties, at cost:
  Land                                                          $ 5,789,291              $ 5,789,291
  Buildings and improvements                                     17,391,970               17,389,603
                                                                -----------              -----------
                                                                 23,181,261               23,178,894
  Less accumulated depreciation                                   6,073,265                5,515,370
                                                                -----------              -----------
     Net investment properties                                   17,107,996               17,663,524

Investment in joint venture, at equity                            1,558,089                1,602,538
Cash and cash equivalents                                           907,539                  919,644
Certificates of deposit                                             890,000                  888,000
Accounts and notes receivable, net of allowance
  of $15,566 and $19,879 in 1995 and 1994,
  respectively                                                      462,739                  432,684
Other assets, at cost, net of accumulated
  amortization of $331,056 and $281,154 in
  1995 and 1994, respectively                                       233,625                  261,081
                                                                -----------              -----------
                                                                $21,159,988              $21,767,471
                                                                ===========              ===========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                                $     7,827              $    11,005
Accrued property taxes                                              200,792                  268,290
Security deposits and other liabilities                              93,403                   95,778
Deferred income                                                      58,731                   62,976
                                                                -----------              -----------
          Total liabilities                                         360,753                  438,049
                                                                -----------              -----------

Partners' equity:
  General Partners:
     Capital contributions                                            1,000                    1,000
     Cumulative net earnings                                        516,987                  487,641
     Cumulative cash distributions                                 (519,677)                (491,982)
                                                                -----------              -----------
                                                                     (1,690)                 ( 3,341)
                                                                -----------              -----------
  Limited Partners (314,687 interests):
     Capital contributions, net of offering costs                27,029,395               27,029,395
     Cumulative net earnings                                      9,445,505                8,620,268
     Cumulative cash distributions                              (15,673,975)             (14,316,900)
                                                                -----------              -----------
                                                                 20,800,925               21,332,763
                                                                -----------              -----------
          Total partners' equity                                 20,799,235               21,329,422
                                                                -----------              -----------
                                                                $21,159,988              $21,767,471
                                                                ===========              ===========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)


--------------------------------------------------------------------------------

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                              --------------------------          --------------------------
                                                1995              1994               1995             1994
                                              ---------        ---------          ----------       ----------
Income:
    Rental                                    $659,901         $ 634,532          $1,951,389       $1,914,974
    Interest                                    25,149            18,970              71,941           50,815
    Equity in earnings of joint
     venture                                    30,243            25,254              88,001           81,921
                                              --------         ---------          ----------       ----------
                                               715,293           678,756           2,111,331        2,047,710
                                              --------         ---------          ----------       ----------

Expenses:
    Depreciation                               185,247           187,290             557,895          562,356
    Property operating                         159,381           160,708             488,450          489,677
    General and administrative                  57,647            63,171             214,716          223,481
    Bad debts (recoveries), net                 (2,067)           (1,025)             (4,313)          (3,976)
                                              --------         ---------          ----------       ----------
                                               400,208           410,144           1,256,748        1,271,538
                                              --------         ---------          ----------       ----------
Net Earnings                                  $315,085         $ 268,612          $  854,583       $  776,172
                                              ========         =========          ==========       ==========


Earnings per limited
 partnership interest                         $    .97         $     .82          $     2.62       $     2.38
                                              ========         =========          ==========       ==========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

--------------------------------------------------------------------------------

                                                           General             Limited
                                                           Partners           Partners               Total
                                                          ----------         ----------          -------------
Nine months ended September 30, 1994:

Balance at December 31, 1993                             $   (4,944)         $22,076,183          $22,071,239
    Net earnings                                             27,867              748,305              776,172
    Cash distributions                                      (26,893)          (1,317,747)          (1,344,640)
                                                         ----------          -----------          -----------
    Balance at September 30, 1994                        $  ( 3,970)         $21,506,741          $21,502,771
                                                         ==========          ===========          ===========


Nine months ended September 30, 1995:

Balance at December 31, 1994                             $   (3,341)         $21,332,763          $21,329,422
    Net earnings                                             29,346              825,237              854,583
    Cash distributions                                      (27,695)          (1,357,075)          (1,384,770)
                                                         ----------          -----------          -----------
    Balance at September 30, 1995                        $   (1,690)         $20,800,925          $20,799,235
                                                         ==========          ===========          ===========




See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                           -----------------------------------
                                                                              1995                    1994
                                                                           ----------              -----------
Cash flows from operating activities:
    Net earnings                                                          $  854,583              $  776,172
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                                         (4,313)                 (3,976)
          Depreciation                                                       557,895                 562,356
          Amortization of other assets                                        49,902                  58,232
          Amortization of deferred income                                     (4,874)                 (4,874)
          Change in assets and liabilities:
             Accounts receivable                                             (25,742)                 (1,880)
             Other assets                                                    (22,446)                (34,251)
             Accounts payable                                                 (3,178)                  2,929
             Accrued property taxes, security deposits
              and other liabilities and deferred income                      (69,244)                (81,048)
                                                                          ----------              ----------
                Net cash provided by operating activities                  1,332,583               1,273,660
                                                                          ----------              ----------

Cash flows from investing activities:
    Additions to investment properties                                        (2,367)                (13,600)
    Purchases of certificates of deposit                                    (597,000)               (491,000)
    Proceeds from redemptions of certificates of deposit                     595,000                 491,000
Distributions from joint venture, net                                         44,449                  50,079
                                                                          ----------              ----------
                Net cash provided by investing activities                     40,082                  36,479
                                                                          ----------              ----------

Cash flows from financing activities - cash distributions                 (1,384,770)             (1,344,640)
                                                                          ----------              ----------

Net decrease in cash and cash equivalents                                    (12,105)               ( 34,501)
Cash and cash equivalents at beginning of period                             919,644                 864,451
                                                                          ----------              ----------
Cash and cash equivalents at end of period                                $  907,539              $  829,950
                                                                          ==========              ==========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF ACCOUNTING

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1995 and December 31, 1994, $244,006 and $232,922, respectively, of accounts receivable related to such accruals.

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

    Earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

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

--------------------------------------------------------------------------------

(b) Next, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the General Partners and 1% to the Non-corporate General Partner in an amount equal to any unpaid Cash Distributions from Operations subordinated to the Limited Partners' 7% non-cumulative annual return. Such 99% shall be allocated 62 1/2% to the Non- corporate General Partner and 37 1/2% to the Corporate General Partner.

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

    The financial information included in this interim report as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1994 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995, the Partnership had cash, cash equivalents and certificates of deposit of $1,797,539 including $1,778,401 invested in certificates of deposit and other money market instruments. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At September 30, 1995 and December 31, 1994, $244,006 and $232,922, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $25,742 (exclusive of bad debts and recoveries) from December 31, 1994 to September 30, 1995 is primarily due to an increase in receivables for rent collected (but not yet remitted by the property management companies) at Germantown and an increase in tenant receivables at Paddock Place. As of September 30, 1995 and December 31, 1994, the Partnership had allowances of $15,566 and $19,879, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $67,498 from December 31, 1994 to September 30, 1995 is primarily due to payments of 1994 property taxes for the Partnership's properties.

     During the three months ended September 30, 1995, the Partnership made Cash Distributions from Operations of $461,590 relating to the three-month period ended June 30, 1995. Subsequent to September 30, 1995, the Partnership made the regular Quarterly Cash Distributions from Operations of $461,590, relating to the three months ended September 30, 1995. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit. In addition to the regular quarterly distribution, the Partnership made a special distribution from operations totalling $80,277. Funds for this special distribution came from, among other sources, higher percentage rents (additional rents that are based upon a percentage of the tenant's sales in excess of a base amount), an increase in interest income, and the recovery of delinquent rents from former tenants. Due to the uncertain nature of income from these sources, the General Partners believe it to be in the best interest of the Partnership to maintain the regular distribution at its current level and to make special distributions, if any, only as they are warranted.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income increased $36,415 for the nine months ended September 30, 1995 as compared to the same period in 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                               1995             1994             1995             1994
                                             --------         --------         --------         --------
PADDOCK PLACE SHOPPING CENTER
-----------------------------
     Rental income                           $274,068         $266,590         $811,056          $817,587
     Bad debt expense (recovery)             $ (2,067)        $ (1,025)        $ (4,313)         $ (3,976)
     Average occupancy                            94%              95%              95%               96%


GERMANTOWN SHOPPING CENTER
--------------------------
     Rental income                           $264,353         $248,309         $785,112          $761,335
     Bad debt expense (recovery)             $  -0-           $    -0-         $   -0-           $   -0-
     Average occupancy                           100%             100%             100%              100%

1202 INDUSTRIAL PLACE
---------------------
     Rental income                           $121,480         $119,633         $355,221          $336,052
     Average occupancy                           100%             100%             100%              100%

     Rental income at Paddock Place decreased $6,531 for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily due to a decrease in the reimbursement of real estate taxes partially offset by an increase in percentage rent from J. Alexander's Restaurant.

    Occupancy at Paddock Place Shopping Center in Nashville, Tennessee averaged 94% for the third quarter, a one percent decrease from the previous quarter. One tenant who leased 1,254 square feet vacated its space prior to the expiration of its lease. This tenant continued to pay rent until a replacement tenant took occupancy under a new four year lease. Therefore, there was no interruption of income to the Partnership on this space. As of September 30, Paddock Place was 94% occupied.

    Rental income at Germantown increased $23,777 for the nine months ended September 30, 1995 as compared to the same period in 1994 due to an increase in percentage rents received from two tenants and an increase in the reimbursement of insurance costs.

    Occupancy at the Germantown Collection in Germantown (Memphis), Tennessee averaged 100% during the third quarter, unchanged from the previous quarter. One tenant who occupies 4,003 square feet renewed its lease for an additional two years. Some minor painting was completed at the property in August. As of September 30, the Germantown Collection was 100% occupied.

    Rental income at 1202 Industrial Place increased $19,169 for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily due to an increase in the reimbursement for common area maintenance costs and real estate taxes.

    Occupancy at 1202 Industrial Place in Grand Prairie (Dallas), Texas remained 100% during the third quarter, unchanged from the previous quarter.

    "Equity in earnings of joint venture", as reflected in the Statement of Earnings, represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $65,567 for the nine months ended September 30, 1995 as compared to the same period in

1994 primarily due to an increase in occupancy offset by lower tenant reimbursements for common area maintenance costs and real estate taxes. Tower Place's total operating expenses increased with increases in repair and maintenance costs, property management fees and utility costs being offset by lower legal fees. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                            Three Months Ended                    Nine Months Ended
                                               September 30,                         September 30,
                                          1995                1994               1995              1994
                                        --------            --------           --------          --------
TOWER PLACE SHOPPING CENTER
---------------------------
     Rental income                      $401,903            $373,599        $1,214,977         $1,149,410
     Bad debt expense (recovery)        $ (2,182)           $   -0-         $   (4,319)        $    5,389
     Average occupancy                       96%                 93%                96%               91%

     The Partnership's share of income from the joint venture increased $6,080 for the nine months ended September 30, 1995 as compared to the same period in 1994 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 96% during the third quarter, unchanged from the previous quarter.
One tenant who occupied 1,050 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who will take occupancy in November. In August a new lease for 1,610 square feet was signed and this tenant will take occupancy in the fourth quarter. A tenant who occupied 2,670 square feet moved to another space within the shopping center which contains 1,260 square feet. As of September 30, Tower Place Festival was 98% leased.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses remained flat for the nine months ended September 30, 1995 as compared to the same period in 1994. Higher repair and maintenance costs and insurance costs were offset by lower utility costs, landscaping costs, legal costs and real estate taxes. Property operating expenses at Germantown decreased with decreases in utility costs, landscaping costs and legal fees being offset by increases in repair and maintenance costs related to painting the parking lot standards and minor roof repairs. Property operating expenses at Paddock Place increased with increases in landscaping costs and repair and maintenance costs related to minor roof repairs being offset by lower utility costs and legal fees. Property operating expenses at 1202 Industrial Place decreased primarily due to lower repair and maintenance costs and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership.
General and administrative expenses decreased $8,765 for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily as a result of lower amortization of organization costs.

                          PART II.  OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      Exhibits:

                         3a Agreement of Limited Partnership of Murray Income Properties II, Ltd. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294)

                         3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0- 17183)

                         3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

                         27    Financial Data Schedule

                (b) Reports on Form 8-K filed during the quarter ended September 30, 1995:

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

                                        Murray Income Properties II, Ltd.

                                        By:  Murray Realty Investors IX, Inc.
                                             A General Partner



Date:  November 9, 1995                 By:      /s/ Mitchell Armstrong
                                             --------------------------------
                                             Mitchell Armstrong
                                             President
                                             Chief Financial Officer

                               INDEX TO EXHIBITS





  Exhibit No.                    Description
  -----------                    -----------
    3a             Agreement of Limited Partnership of Murray Income Properties
                   II, Ltd.  Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to
                   Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986.
                   (File No. 33-2294)

    3b             Amended and Restated Certificate and Agreement of Limited
                   Partnership dated as of November 15, 1989. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 31,
                   1989.  (File No. 0- 17183)

    3c             Amended and Restated Certificate and Agreement of Limited
                   Partnership dated as of January 10, 1990. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
                   1989.  (File No. 0-17183)

    27             Financial Data Schedule