Form 10-K
period 1995-12-31
MURRAY INCOME PROPERTIES II LTD
filed 1996-03-22
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 --------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



(Mark One)

  X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---        EXCHANGE ACT OF 1934


            For the Fiscal Year Ended DECEMBER 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---       SECURITIES EXCHANGE ACT OF 1934


            For the transition period from                  to



                              COMMISSION FILE NO.
                                    0-17183

                              -------------------



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                               TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.     Business                                                          1

Item 2.     Properties                                                        3

Item 3.     Legal Proceedings                                                 3

Item 4.     Submission of Matters to a Vote of Security Holders               3

                                    PART II

Item 5.     Market for the Partnership's Limited Partnership
            Interests and Related Security Holder Matters                     4

Item 6.     Selected Financial Data                                           5

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               5

Item 8.     Financial Statements and Supplementary Data                      10

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           21

                                    PART III

Item 10.    Directors and Executive Officers of the Partnership              22

Item 11.    Executive Compensation                                           23

Item 12.    Security Ownership of Certain Beneficial Owners
and Management                                                               23

Item 13.    Certain Relationships and Related Transactions                   24

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                              25

Signatures                                                                   31

Index to Exhibits                                                            32

                                     PART I
ITEM 1.  BUSINESS.

     General. Murray Income Properties II, Ltd. (the "Partnership") was formed December 23, 1985 under the Texas Uniform Limited Partnership Act to acquire recently constructed income-producing shopping centers located in growth markets. As of November, 1989, the Partnership became governed by the Texas Revised Limited Partnership Act. The General Partners of the Partnership are Murray Realty Investors IX, Inc., a Texas corporation, and Crozier Partners IX, Ltd., a Texas limited partnership.

     In September 1986, the Partnership acquired a 15% interest in Tower Place Joint Venture, which owns Tower Place Festival Shopping Center ("Tower Place"). The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd., a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The Partnership also acquired Paddock Place Shopping Center ("Paddock Place") on December 17, 1986, Germantown Collection Shopping Center ("Germantown") on February 9, 1988, and 1202 Industrial Place (an office/warehouse facility) on February 26, 1988. All acquisitions were paid for in cash. For a more detailed description of the joint venture interest and the properties acquired by the Partnership, see "Item 2. Properties".

The Partnership is in competition for tenants for its properties with other real estate limited partnerships as well as with individuals, corporations, real estate investment trusts, pension funds and other entities engaged in the ownership and operation of retail real estate. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction, and quality of management. While the General Partners believe that the Partnership's properties are generally competitive with regard to these factors, there can be no assurance that, in the view of a prospective tenant, other retail properties will not be more attractive.

     Tower Place Festival Shopping Center. At December 31, 1995, Tower Place Festival Shopping Center was 99% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeteria lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1994, Tower Place was 97% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.


                                Rentable          Percent Leased at
           Property           Square Feet         December 31, 1995
           --------           -----------         -----------------
             1                  248,700                 89%
             2                   40,800                 91%
             3                   65,800                 89%

     Paddock Place Shopping Center. At December 31, 1995, Paddock Place was 94% leased. One tenant, Rafferty's, leases 11.6% of the total rentable space of the property. J. Alexander's, a full service restaurant, is occupying the space under a sub-lease. The Rafferty's lease expires on December 31, 2001 and the tenant has an option to extend the term of the lease for two successive periods of five years each. At December 31, 1994, Paddock Place was 100% leased.

     Paddock Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.


                                Rentable          Percent Leased at
             Property         Square Feet         December 31, 1995
             --------         -----------         -----------------
               1                178,491                98%
               2                108,000                93%
               3                 15,753               100%


     Germantown Collection Shopping Center. At December 31, 1995, Germantown was 98% leased. One tenant, Chili's, leases 11% of the total rentable space. The Chili's lease expires on December 31, 2004, and the tenant has the option to extend the term of the lease for three consecutive terms of five years each. Another tenant, Sofa Connection, leases 16% of the total rentable space. This lease expires on December 31, 1997. At December 31, 1994, Germantown was 100% leased.

     Germantown is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                Rentable          Percent Leased at
             Property         Square Feet         December 31, 1995
             --------         -----------         -----------------
               1                 88,500                 95%
               2                 84,000                100%
               3                 38,000                100%


     1202 Industrial Place. At December 31, 1995 and December 31, 1994, 1202 Industrial Place was 100% leased. The Pierce Family Partnership lease expires on October 31, 2002 and the tenant has an option to renew the lease for one additional term of five years. The Calidad Foods, Inc. lease expires on November 30, 1997. Calidad Foods has subleased its space to Care Management Enterprises. Care Management has signed a three year lease which commences December 1, 1997. Pierce Family Partnership leases 69% of the total rentable space of the property and Calidad Foods, Inc. leases 31% of the total rentable space.

     1202 Industrial Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                Rentable          Percent Leased at
             Property         Square Feet         December 31, 1995
             --------         -----------         -----------------
               1                 100,000              100%
               2                  80,000              100%
               3                 100,000              100%


     The Partnership is reimbursed for 47% of the costs of four employees by Murray Income Properties I, Ltd., an affiliate of the Partnership.

     For a definition of the terms used herein and elsewhere in this Form 10-K, see "Glossary" incorporated by reference herein as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 28a.

ITEM 2.  PROPERTIES.

The Partnership owns a 15% interest in Tower Place Joint Venture which owns the property described below:


     Location                    Description of Property

     Pineville (Charlotte),      Tower Place Festival Shopping Center
        North Carolina           A 114,562 square foot shopping center situated
                                 on 10.777 acres.  At December 31, 1995, Tower
                                 Place was 99% leased at an average annual lease rate of $12.59. Lease rates range from $10.00 to $16.00 per square foot.

The Partnership also owns the properties described below:

     Nashville, Tennessee        Paddock Place Shopping Center
                                 A 69,260 square foot shopping center situated on 4.66 acres. At December 31, 1995, Paddock
                                 Place was 94% leased at an average annual lease rate of $13.11. Lease rates range from $9.72 to $18.00 per square foot.

     Germantown (Memphis),       Germantown Collection Shopping Center
        Tennessee                A 55,730 square foot shopping center situated
                                 on 11.4 acres.  At December 31, 1995,
                                 Germantown Shopping Center was 98% leased at an average annual lease rate of $14.87. Lease rates range from $11.00 to $19.79 per square foot.

     Grand Prairie, Texas        1202 Industrial Place
                                 An office/warehouse facility containing 14,040 square feet of office space and 158,760 square feet of warehouse space situated on 8.6 acres.
                                 At December 31, 1995, 1202 Industrial Place was
                                 100% leased at an average annual lease rate of $2.13. Lease rates range from $2.10 to $2.20 per square foot.


ITEM 3.  LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the General Partners or the Partnership is a party or to which any of the Partnership's properties are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interests is subject to certain limitations. For a description of such limitations, see
Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 28b.

     As of December 31, 1995, there were 2,335 record holders, owning an aggregate of 314,687 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended November 30, 1986, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Interest during the years ended December 31, 1991 through December 31, 1995. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors IX, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners IX, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.17 of the Agreement of Limited Partnership as contained in amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1995, no funds were available for this purpose.

ITEM 6. SELECTED FINANCIAL DATA.


                                                       Year  Ended
                                                       December 31
                           -------------------------------------------------------------------
                                1995          1994          1993          1992          1991
                                ----          ----          ----          ----          ----
Income                     $ 2,794,261   $ 2,743,911   $ 2,638,865   $ 2,512,659   $ 2,605,811
Net Earnings                 1,121,097     1,064,413       861,425       827,225       818,607
Earnings per Limited
  Partnership Interest*           3.44          3.26          2.63          2.52          2.49
Distributions per Limited
  Partnership Interest*           6.00          5.63          5.00          4.25          6.19
Total Assets at
  Year End                 $20,934,041   $21,767,471   $22,519,206   $23,301,484   $23,750,179



* Based on limited partnership interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of December 31, 1995, the Partnership had cash, cash equivalents and certificates of deposit of $1,816,646 which included $1,790,853 invested in certificates of deposit and other money market instruments. Such amounts represent cash generated from operations and working capital reserves. The increase in cash and cash equivalents from December 31, 1994 to December 31, 1995 is primarily due to an increase in the net cash flow generated from the operations of the Partnership's properties.

     Rental income from leases is accrued using the straight line method over the related lease terms. At December 31, 1995 and December 31, 1994, there were $239,622 and $232,922, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rents collected (but not yet remitted to the Partnership by the property management companies managing the properties), and interest receivable on short-term investments. Accounts receivable (exclusive of bad debts/recoveries) remained flat from December 31, 1994 to December 31, 1995 with increases in receivables for rents collected (but not yet remitted to the Partnership by property management companies) and receivables related to the accruals described above at 1202 Industrial Place offset by decreases in tenant receivables at Germantown and Paddock Place.

     Other assets consist primarily of deferred leasing costs. The increase in other assets of $23,263 is primarily due to an increase (exclusive of amortization) in leasing commissions.

     During the year ended December 31, 1995, the Partnership made Cash Distributions from Operations totaling $1,926,638. Subsequent to December 31, 1995, the Partnership made a Cash Distribution from Operations of $461,590, which related to the three months ended December 31, 1995. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

     Market conditions continued improvement during 1995, as average occupancy remained 100% at two of the Partnership's properties and increased at a third property. The fourth property, Paddock Place, experienced a slight decrease in rental income and average occupancy. Like most markets, Nashville and Memphis have experienced an increase in shopping center construction. However, in both markets the lack of available land and restrictive zoning has prevented much development near Paddock Place and the Germantown Collection. Charlotte continued its trend of the construction of large anchored shopping centers. These properties, commonly known as "power centers", may not compete for the same size and type of tenants as Tower Place Festival, but they do provide competition for retail sales customers. The Dallas-Fort Worth industrial market has improved over the past year, as both occupancy levels and rental rates have increased. As demand for warehouse space has risen, construction of industrial properties has also increased.

Results of Operations

     Rental income increased $19,420 (1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Rental income increased $101,756 (4%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1995, 1994, and 1993.

                                                      For the years ended
                                                          December 31,
                                            -------------------------------------
                                                 1995          1994         1993
                                                 ----          ----         ----
Paddock Place Shopping Center
    Rental income                           $1,059,154    $1,083,004     $981,253
    Bad debt expense (recovery)             $   (5,845)   $   (5,652)    $ 14,814
    Average occupancy                               95%           97%          95%

Germantown Collection Shopping Center
    Rental income                           $1,044,327    $1,022,073     $988,320
    Bad debt expense                        $     -0-     $      -0-     $    924
    Average occupancy                             100%          100%           97%

1202 Industrial Place
    Rental income                           $  476,701    $ 455,685      $489,433
    Bad debt expense                        $      -0-    $    -0-       $   -0-
    Average occupancy                             100%          100%          100%


     Rental income at Paddock Place decreased $23,850 (2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994, primarily due to a decrease in the reimbursement of real estate taxes partially offset by an increase in percentage rent received from J. Alexander's Restaurant. Rental income at Paddock Place increased $101,751 (10%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993, primarily due to an increase in occupancy and an increase in the reimbursement of real estate taxes and insurance costs along with an increase in percentage rent received from J. Alexander's Restaurant.

     Paddock Place Shopping Center in Nashville, Tennessee averaged 95% occupancy for the year ended December 31, 1995, a two percent decrease from the previous year. One tenant occupying 5,222 square feet renewed its lease for one year and one tenant occupying 1,354 square feet renewed its lease for three years. One tenant who occupied 1,254 square feet vacated its space prior to the expiration of its lease. This tenant continued to pay rent until a replacement tenant was found. One tenant who occupied 1,935 square feet vacated its space upon expiration of its lease. As of December 31, 1995, Paddock Place was 94% occupied.

     Rental income at Germantown increased $22,254 (2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to an increase in percentage rents received from two tenants and an increase in the reimbursement of insurance costs. Rental income at Germantown increased $33,753 (3%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993 due to an increase in occupancy and an increase in the reimbursement of common area maintenance costs and real estate taxes.

     Occupancy at the Germantown Collection in Germantown (Memphis), Tennessee averaged 100% for the year ended December 31, 1995, unchanged from the previous year. One tenant who occupies 1,502 square feet renewed its lease for three years and one tenant who occupies 4,003 square feet renewed its lease for two years. One tenant who occupied 1,024 square feet vacated its space upon expiration of its lease. This space was subsequently re-leased and the new tenant took occupancy during the first quarter of 1996. As of December 31, 1995, The Germantown Collection was 98% occupied.

     Rental income at 1202 Industrial Place increased $21,016 (5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to an increase in the reimbursement of real estate taxes and common area maintenance costs. Rental income at 1202 Industrial Place decreased $33,748 (7%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a decrease in the reimbursement of real estate taxes and common area maintenance costs.

     Occupancy at 1202 Industrial Place in Grand Prairie (Dallas), Texas averaged 100% for the year ended December 31, 1995, unchanged from the year ended December 31, 1994. One tenant who occupies 54,000 square feet subleased its space to another tenant. This sublessee also signed a three year lease which will commence when this sublease expires. As of December 31, 1995, 1202 Industrial Place was 100% occupied.

     Interest income increased $25,230 (34%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to a higher average yield on invested funds and higher average monthly cash balances invested in interest bearing accounts during 1995 as compared to 1994.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $71,160 (5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 with increases in rental income and increases in reimbursements for real estate taxes and insurance costs. Rental income at Tower Place decreased slightly for the year ended December 31, 1994 as compared to the year ended December 31, 1993 with decreases in rental income being offset by increased reimbursements for real estate taxes and insurance costs. Lease termination fee income for Tower Place Joint Venture decreased $89,170 for the year ended December 31, 1994 as compared to the prior year. In 1993 the joint venture received a $108,000 lease termination fee from a drug store as consideration for terminating its lease, and in 1994 the joint venture received $18,830 from a pet store as consideration for terminating its lease. This reduction in lease termination fee income resulted in the joint venture's net income for the year ended December 31, 1994 decreasing by $61,488 (8%) as
compared to the year ended December 31, 1993.    The following information
details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1995, 1994, and 1993:



                                                      For the years ended
                                                          December 31,
                                          --------------------------------------
                                               1995          1994          1993
                                               ----          ----          ----
Tower Place Festival Shopping Center
    Rental income                         $1,617,902    $1,546,742    $1,547,374
    Bad debt expense (recovery)           $   (5,521)   $    8,029    $    1,628
    Average occupancy                             96%           92%           95%


     The Partnership's share of income from the joint venture increased $5,700 (5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 for the reasons stated above. The Partnership's share of income from the joint venture decreased $9,223 (8%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 96% in 1995, a four percent increase over the previous year. Four tenants totalling 5,461 square feet renewed their leases for three years. One tenant occupying 3,220 square feet renewed its lease for five years and one tenant who occupies 2,100 square feet renewed its lease for one year. Two tenants who occupied 2,654 square feet vacated their space upon expiration of their leases. Eight leases totalling 13,268 square feet were signed with the tenants taking occupancy in 1995. Two leases totalling 4,980 square feet were executed and these tenants will take occupancy during the first quarter of 1996. One tenant who occupied 2,670 square feet moved to a space containing 1,260 square feet. As of December 31, 1995, Tower Place Festival was 98% occupied.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses increased $8,646 (1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase was due to higher repair and maintenance costs and insurance costs. These increases were offset by lower utility costs, landscaping costs, legal fees and real estate taxes. Property operating expenses at Germantown increased $2,135 (1%) due primarily to increases in repair and maintenance costs. These increases were offset by decreases in utilities, landscaping costs and legal fees. Property operating expenses at Paddock Place increased $4,728 (2%) with increases in repair and maintenance costs, landscaping costs and trash removal costs offset by decreases in legal fees, insurance costs and property management fees. Property operating expenses at 1202 Industrial Place increased $1,783 (1%) with increases in insurance costs offset by decreases in repair and maintenance costs and real estate taxes.

     Property operating expenses decreased $8,029 (1%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The decrease was due to lower repair and maintenance costs, leasing and promotion costs and real estate taxes. These decreases were offset by increases in property management fees and higher utilities and trash removal costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $8,389 (3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994, primarily as a result of lower amortization of organization costs. General and administrative expenses increased $5,443 (2%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993 with increases in travel and education expenses and employee insurance costs being offset by decreases in office supplies and amortization of organization costs.

     Bad debt expense (recoveries), remained flat for the year ended December 31, 1995 as compared to the year ended December 31, 1994 with each of the Partnership's properties experiencing fewer collection problems. Also, the Partnership has been able to recover $5,845 in previously reserved tenant receivables at Paddock Place. Bad debt expense decreased $21,390 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 with each of the Partnership's properties experiencing fewer collection problems. The reduction is primarily due to intensive efforts by Partnership management and the property managers for each of the properties to recognize and resolve potential tenant problems as rapidly as possible, thereby reducing an accumulation of outstanding rent receivables.

     The effect of inflation on the results of operations for the years ended December 31, 1995, 1994 and 1993 was not significant.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which establishes the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Partnership does not expect the implementation of SFAS 121 to have a material effect on the financial condition or results of operations of the Partnership. SFAS 121 is required to be implemented in 1996.

`ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as a part of this report:

                                                                            Page
                                                                          Number
                                                                          ------

Independent Auditors' Report                                                  11

Balance Sheets - December 31, 1995 and 1994                                   12

Statements of Earnings - Years ended December 31, 1995, 1994, and 1993        13

Statements of Changes in Partners' Equity - Years ended                       14
    December 31, 1995, 1994, and 1993

Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993      15

Notes to Financial Statements                                              16-20

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

We have audited the accompanying balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.






                                                 KPMG Peat Marwick LLP

Dallas, Texas
February 27, 1996

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994


                                                                1995              1994
                                                                ----              ----
ASSETS

Investment properties, at cost (note 3):
  Land                                                    $  5,789,291      $  5,789,291
  Buildings and improvements                                17,392,710        17,389,603
                                                          ------------      ------------
                                                            23,182,001        23,178,894
  Less accumulated depreciation                              6,257,762         5,515,370
                                                          ------------      ------------
     Net investment properties                              16,924,239        17,663,524
Investment in joint venture,
  at equity (note 4)                                         1,535,208         1,602,538
Cash and cash equivalents                                      921,646           919,644
Certificates of deposit                                        895,000           888,000
Accounts and notes receivable,
  net of allowance of $14,034 and $19,879
  in 1995 and 1994, respectively (note 1)                      439,157           432,684
Other assets, at cost, net of accumulated
  amortization of $346,707 and $281,154 in
  1995 and 1994, respectively                                  218,791           261,081
                                                          ------------      ------------
                                                          $ 20,934,041      $ 21,767,471
                                                          ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                          $      8,808      $     11,005
Accrued property taxes                                         267,722           268,290
Security deposits and other liabilities                         91,468            95,778
Deferred income (note 3)                                        42,162            62,976
                                                          ------------      ------------
        Total liabilities                                      410,160           438,049
                                                          ------------      ------------
Partners' equity:
  General Partners:
    Capital contributions                                        1,000             1,000
    Cumulative net earnings                                    526,381           487,641
    Cumulative cash distributions                             (530,515)         (491,982)
                                                          ------------      ------------
                                                                (3,134)           (3,341)
                                                          ------------      ------------
  Limited Partners (314,687 Interests):
    Capital contributions, net of offering costs            27,029,395        27,029,395
    Cumulative net earnings                                  9,702,625         8,620,268
    Cumulative cash distributions                          (16,205,005)      (14,316,900)
                                                          ------------      ------------
                                                            20,527,015        21,332,763
                                                          ------------      ------------
        Total partners' equity                              20,523,881        21,329,422
                                                          ------------      ------------
                                                          $ 20,934,041      $ 21,767,471
                                                          ============      ============


See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS


                                                         Years Ended
                                                         December 31
                                          -------------------------------------
                                               1995          1994         1993
                                               ----          ----         ----
Income:
  Rental (notes 3 and 7)                  $2,580,182    $2,560,762   $2,459,006
  Interest                                    98,859        73,629       61,116
  Equity in earnings of joint
   venture (note 4)                          115,220       109,520      118,743
                                          ----------    ----------   ----------
                                           2,794,261     2,743,911    2,638,865
                                          ----------    ----------   ----------
Expenses:
  Depreciation                               742,392       748,790      822,756
  Property operating                         660,832       652,186      660,215
  General and administrative                 275,785       284,174      278,731
  Bad debts (recoveries), net                (5,845)        (5,652)      15,738
                                          ----------    ----------   ----------
                                           1,673,164     1,679,498    1,777,440
                                          ----------    ----------   ----------
     Net earnings                         $1,121,097    $1,064,413   $  861,425
                                          ==========    ==========   ==========

Earnings per limited partnership
  interest                                $     3.44    $     3.26   $     2.63
                                          ==========    ==========   ==========



See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                General         Limited
                                               Partners        Partners           Total
                                               --------        --------           -----
Year ended December 31, 1993:

   Balance at December 31, 1992                $ (7,960)     $22,823,300      $22,815,340
   Net earnings                                  35,126          826,299          861,425
   Cash distributions ($5.00 per limited
     partnership interest)                      (32,110)      (1,573,416)      (1,605,526)
                                               --------      -----------      -----------
   Balance at December 31, 1993                $ (4,944)     $22,076,183      $22,071,239
                                               --------      -----------      -----------

Year ended December 31, 1994:

   Net earnings                                  37,728        1,026,685        1,064,413
   Cash distributions ($5.63 per limited
     partnership interest)                      (36,125)      (1,770,105)      (1,806,230)
                                               --------      -----------      -----------
   Balance at December 31, 1994                $ (3,341)     $21,332,763      $21,329,422
                                               --------      -----------      -----------

Year ended December 31, 1995:

   Net earnings                                  38,740        1,082,357        1,121,097
   Cash distributions ($6.00 per limited
     partnership interest)                      (38,533)      (1,888,105)      (1,926,638)
                                               --------      -----------      -----------
   Balance at December 31, 1995                $ (3,134)     $20,527,015      $20,523,881
                                               ========      ===========      ===========


See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS



                                                                             Years ended
                                                                             December 31
                                                             -----------------------------------------
                                                                  1995           1994           1993
                                                                  ----           ----           ----
Cash flows from operating activities:
  Net earnings                                               $ 1,121,097    $ 1,064,413    $   861,425
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Bad debts (recoveries), net                                   (5,845)        (5,652)        15,738
    Depreciation                                                 742,392        748,790        822,756
    Equity in earnings of joint venture                         (115,220)      (109,520)      (118,743)
    Amortization of other assets                                  65,553         76,724         75,687
    Amortization of deferred income                               (6,498)        (6,498)        (6,498)
    Change in assets and liabilities:
      Accounts and notes receivable                                 (628)       (21,933)      (165,808)
      Other assets                                               (23,263)       (28,483)       (35,408)
      Accounts payable                                            (2,197)         4,572       (120,726)
      Accrued property taxes, security deposits
        and other liabilities and deferred income                (19,194)        (7,992)        89,047
                                                             -----------    -----------    -----------
          Net cash provided by operating activities            1,756,197      1,714,421      1,417,470
                                                             -----------    -----------    -----------

Cash flows from investing activities:
  Additions to investment properties                              (3,107)       (27,598)       (76,593)
  Purchases of certificates of deposit                          (796,000)      (590,000)      (789,000)
  Proceeds from redemptions of certificates of deposit           789,000        590,000        792,000
  Distributions from joint venture                               182,550        174,600        162,750
                                                             -----------    -----------    -----------
          Net cash provided by investing activities              172,443        147,002         89,157
                                                             -----------    -----------    -----------

Cash flows from financing activities - cash distributions     (1,926,638)    (1,806,230)    (1,605,526)
                                                             -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents               2,002         55,193        (98,899)
Cash and cash equivalents at beginning of year                   919,644        864,451        963,350
                                                             -----------    -----------    -----------
Cash and cash equivalents at end of year                     $   921,646    $   919,644    $   864,451
                                                             ===========    ===========    ===========


See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1995

1.  ORGANIZATION AND BASIS OF ACCOUNTING

     The Partnership was formed December 23, 1985 by filing a Certificate and Agreement of Limited Partnership with the Secretary of State of the State of Texas. The Partnership Agreement authorized the issuance of up to 500,000 limited partnership interests at a price of $100 each, of which 314,687 limited partnership interests were issued. Proceeds from the sale of limited partnership interests, net of related selling commissions, dealer-manager fees and other offering costs, are recorded as contributed capital.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1995 and 1994, there were $239,622 and $232,922, respectively, of accounts receivable related to such accruals.

     Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which establishes the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

     No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes.


                                       16                          (Continued)

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

     Earnings and cash distributions per limited partnership interest are based upon the limited partnership interests outstanding at year-end and the net earnings and cash distributions allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

     Certificates of deposit are held at commercial banks and are stated at cost, which approximates market. For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1995 and 1994. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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


                                       17                            (Continued)

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


3.  INVESTMENT PROPERTIES

     The Partnership owns and operates Paddock Place Shopping Center in Nashville, Tennessee, Germantown Collection Shopping Center located in Germantown (Memphis), Tennessee and 1202 Industrial Place (an office/warehouse facility) located in Grand Prairie, Texas.

     Operating leases with tenants range in terms from thirty-three months to fifteen years. Fixed minimum future rentals under existing leases at December 31, 1995 are as follows:


          1996             $2,023,147
          1997              1,749,202
          1998              1,125,121
          1999                971,785
          2000                918,093
    Thereafter              1,387,178
                           ----------
                           $8,174,526
                           ==========


     Rental income includes $475,490, $472,225, and $433,915 in 1995, 1994, and
1993, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

     During 1990, the Partnership reached a settlement with a tenant which provided for the receipt of $245,000 in settlement of all past due rent and a modification of future rental obligations. In connection with this settlement, $38,989 and $45,487 at December 31, 1995 and 1994, respectively, is classified as deferred income and recognized on a straight line basis over the remaining term of the lease.

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


                                       18                            (Continued)

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


Summarized financial information for the joint venture is as follows:

                                                            December 31,
                                                    --------------------------
                                                         1995           1994
                                                         ----           ----
   Total assets, principally investment property    $10,477,771    $10,881,496
                                                    ===========    ===========
   Total liabilities                                    243,053        197,913
   Venturers' capital                                10,234,718     10,683,583
                                                    -----------    -----------
                                                    $10,477,771    $10,881,496
                                                    ===========    ===========


                                                      Years ended
                                                      December 31
                                      ----------------------------------------
                                          1995           1994           1993
                                          ----           ----           ----
   Income                             $1,643,520     $1,581,981     $1,667,503
   Expenses                              875,385        851,847        875,881
                                      ----------     ----------     ----------
     Net earnings                     $  768,135     $  730,134     $  791,622
                                      ==========     ==========     ==========





5.   TRANSACTIONS WITH AFFILIATES

     During 1993, the Partnership and MIP I paid $17,968 for office rent to Shearson-Murray Real Estate Fund II, Ltd., an affiliated partnership. No such amounts were paid in 1995 or 1994.





                                       19                            (Continued)

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


6. RECONCILIATION OF FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                            Years Ended
                                                                             December 31
                                                              -----------------------------------------
                                                                 1995           1994             1993
                                                              ----------     ----------        --------
     Net earnings - financial statement basis                 $1,121,097     $1,064,413        $861,425
                                                              ----------     ----------        --------
       Financial statement basis depreciation/amortization
         over tax basis depreciation/amortization                112,371        108,816         184,737
       Financial statement basis joint venture earnings
         under (over) tax basis joint venture earnings             7,527           (865)         (1,739)
       Tax basis rental income under
         financial statement basis rental income                 (27,067)       (55,960)        (54,904)
                                                              ----------     ----------        --------
     Sub-total                                                    92,831         51,991         128,094
                                                              ----------     ----------        --------
     Net earnings - Federal income tax basis                  $1,213,928     $1,116,404        $989,519
                                                              ==========     ==========        ========


     Reconciliation of financial statement partners' equity to Federal income tax basis partners' equity is as follows:


                                                                              December 31
                                                             ------------------------------------------
                                                                 1995           1994            1993
                                                             -----------    -----------     -----------
     Total partners' equity - financial statement basis      $20,523,881    $21,329,422     $22,071,239
       Current year tax basis net earnings over
         financial statement basis net earnings                   92,831         51,991         128,094
       Cumulative prior years tax basis net earnings over
         financial statement basis net earnings                  933,272        881,281         753,187
                                                             -----------    -----------     -----------
     Total partners' equity - Federal income tax basis       $21,549,984    $22,262,694     $22,952,520
                                                             ===========    ===========     ===========


     Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

7.   BUSINESS AND CREDIT CONCENTRATION

     As previously noted, the Partnership's properties are located in Nashville and Memphis, Tennessee, and Grand Prairie, Texas.

     The Partnership had no outstanding receivable balances at December 31, 1995 or 1994, which, individually, exceeded 5% of the Partnership's total assets.

     Rental income from a major customer was approximately $257,000 for each of the years ended 1995, 1994, and 1993, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

     Murray Realty Investors IX, Inc., a Texas corporation, and Crozier Partners IX, Ltd., a Texas limited partnership, are the General Partners of the Partnership. The Limited Partners voting a majority of the Interests may, without the consent of the General Partners, remove a General Partner and elect a successor General Partner.

     The Partnership Agreement provides that the Partnership will have an Investment Committee consisting initially of three members, appointed by Murray Realty Investors IX, Inc. (the "Corporate General Partner"). A person appointed to the Investment Committee may be removed by the Corporate General Partner, but the Corporate General Partner must name a replacement. The acquisition, sale, financing or refinancing of a Partnership property must be approved by a majority of the members of the Investment Committee. The members of the Investment Committee currently are Messrs. Jack E. Crozier, Mitchell L. Armstrong and W. Brent Buck. Murray Realty Investors IX, Inc. is owned 60% by Mr. Armstrong and 40% by Mr. Buck. The following is a brief description of Jack
E. Crozier, a general partner of Crozier Partners IX, Ltd., a General Partner, and the directors and executive officers of the Corporate General Partner:

Crozier Partners IX, Ltd, General Partner

     Jack E. Crozier, 67, General Partner. From 1954 through July 1989, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. Since June 1989, he has remained as a partner or limited partner in several real estate oriented limited partnerships. He is a consultant to several companies.

Murray Realty Investors IX, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors IX, Inc., are:

     Mitchell L. Armstrong, 45, President and Director. Mr. Armstrong became President of Murray Realty Investors IX, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc., and Murray Property Investors and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants, and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 40, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors IX, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership. Since their acquisitions to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and is a member of the International Council of Shopping Centers.


ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to an amendment to the Partnership Agreement effective November 15, 1989, Murray Income Properties II, Ltd. is reimbursed by Murray Income Properties I, Ltd. for forty-seven percent (47%) of executive compensation incurred in the management of the two partnerships. Murray Income Properties I, Ltd. is a real estate limited partnership the general partners of which are affiliates of the General Partners. The following table presents Murray Income Properties II, Ltd.'s share of executive compensation.

                                                SUMMARY COMPENSATION TABLE
                                                    Annual Compensation

                                                                 All Other
Name and Principal Position                   Year     Salary   Compensation
---------------------------                   ----     ------   ------------
Mitchell L Armstrong,                         1995    $61,868      $329**
  President*                                  1994     60,241       329**
                                              1993     58,658       329**

W. Brent Buck,                                1995    $46,072      $176**
  Executive Vice President*                   1994     44,861       176**
                                              1993     43,681       176**


*  Offices held in Murray Realty Investors IX, Inc., the Corporate General
Partner.

** The amounts reflected under the heading "All Other Compensation" represents the Partnership's share of the full premium cost of term insurance that will benefit the executive.

     The Partnership has not paid and does not propose to pay any bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors or partners of the General Partners other than described in the above table. In addition, there are no restricted stock awards, options or stock appreciation rights, or any other long term incentive payouts.

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1995.

     The following table presents certain information regarding the number of Interests owned, directly or indirectly, by (i) a general partner of a General Partner and executive officers and directors of a General Partner and (ii) a general partner of a General Partner and executive officers and directors of a General Partner as a group as of December 31, 1995:

                                                        Amount and
 Title                                                  Nature of     Percent
  of                                                    Beneficial       of
 Class             Beneficial Owner                     Ownership      Class
------             ----------------                     ----------    -------
Limited
Partnership
Interests,         Mitchell L. Armstrong                  377  (1)      .12%
$100 per           W. Brent Buck                          251  (2)      .08%
Interest           Jack E. Crozier                        736  (3)      .23%

Limited
Partnership
Interests,
$100 per
Interest           All General Partners as a group      1,057           .34%

(1) The total of 377 Interests listed above includes 126 Interests owned beneficially and of record by First Trust Corporation, Trustee for the benefit of Mitchell L. Armstrong IRA; 195 Interests owned by Murray Realty Investors IX, Inc., a corporation in which Mr. Armstrong is an officer, director, and substantial owner; and 56 Interests owned by Crozier Partners IX, Ltd., a partnership in which Mr. Armstrong is a limited partner.

(2) The total of 251 Interests listed above includes 195 Interests owned by Murray Realty Investors IX, Inc., a corporation in which Mr. Buck is an officer, director and substantial owner; and 56 Interests owned by Crozier Partners IX, Ltd., a partnership in which Mr. Buck is a limited partner.

(3) The total of 736 interests listed above includes 272 Interests owned by Crozier Partners IX, Ltd., a partnership in which Mr. Crozier is a general partner and 464 Interests owned by Mrs. Irma Crozier as her separate property.

     No arrangements are known to the Partnership which may result in a change of control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 1995 the Partnership was reimbursed by Murray Income Properties I, Ltd., ("MIP I") for forty seven percent (47%) of the costs associated with the management of the Partnership and MIP I. MIP I is a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The reimbursement has been accounted for as a reduction of general and administrative expenses.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)   1.   Financial Statements - See Index to Financial Statements in Item 8
              of this Form 10-K.

         2.   Financial Statement Schedules with Independent Auditors' Report
              Thereon:

              (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1995, 1994, and 1993.

              (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1995.

              All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

   (b)   Reports on Form 8-K filed during the last quarter of the year:

         None

   (c)   Exhibits:

         3a Agreement of Limited Partnership of Murray Income Properties II, Ltd. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294)

         3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to
              Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

         3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to
              Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

        10a Form of Joint Venture Agreement between the Partnership and Murray Income Properties II, Ltd. Reference is made to Exhibit 10h to Post-Effective Amendment No. 1 to Partnership's Form S-11 Registration Statements, filed with the Securities and Exchange Commission on July 29, 1989. (File No. 33-2394)

        10b Lease Agreement with General Cinema to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10q to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

        10c Lease Agreement with Rafferty's Inc. to lease certain premises as described within the Lease Agreement dated August 12, 1985 at Paddock Place Shopping Center. Reference is made to Exhibit 10r to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

        10d Lease Agreement with Chili's Inc. to lease certain premises as described within the Lease Agreement dated May 19, 1988 at Germantown Collection Shopping Center. Reference is made to Exhibit 10t to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

        10e Settlement and Release Agreement with Rafferty's Inc. and Mid-South Management Group, Inc., dated December 1, 1990. Reference is made to Exhibit 10u to the 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991. (File No. 0-17183)

        10f Management Agreement with JPI Partners, Inc. for management and operation services described in the Management Agreement dated February 14, 1994 (and assigned to Fuller Macfarlan Real Estate Services, Ltd. pursuant to a Consent to Assignment agreement effective May 4, 1994) at 1202 Industrial Place. Reference is made to Exhibit 10f to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-17183)

        10g Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1993. Reference is made to Exhibit 10p to the Form 10-Q for the Quarter ended September 30, 1993 filed with the Securities and Exchange Commission on November 10, 1993. (File No. 0-17183)

        10h Management Agreement with CK Retail Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10h to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-17183)

        10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated January 1, 1995) at Germantown Collection Shopping Center. Filed herewith.

        10j Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated February 21, 1995 at Paddock Place Shopping Center. Filed herewith.

        10k Lease Agreement with Calidad Foods, Inc. to lease certain premises as described within the Lease Agreement dated October 19, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10v to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

        10l Lease Agreement with Pierce Family Partnership to lease certain premises as described within the Lease Agreement dated October 23, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10x to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

        10m Amendment to Lease Agreement with Calidad Foods, Inc. dated December 28, 1992 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10n to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-17183)

        10n Lease Termination Agreement between Tower Place Joint Venture and Kerr Drug Stores, Inc. dated November 12, 1993, at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-17183)

        10o Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to
             Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-17183)

        10p Lease Agreement with Care Management Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated November 16, 1995 at 1202 Industrial Place (an office/warehouse facility). Filed herewith.

        27   Financial Data Schedule. Filed herewith.

        99a Glossary as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

        99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

        99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

        99d Management Compensation as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

   (d)  Financial Statement Schedules with Independent Auditors' Report Thereon:

        (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1995, 1994, and 1993.

        (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1995.

        All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties II, Ltd.:

Under date of February 27, 1996, we reported on the balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                               KPMG Peat Marwick LLP

Dallas, Texas
February 27, 1996

                                                                     Schedule II

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                      Balance at   Charged to                  Balance at
                                       beginning    costs and                    end of
    Description                        of period    expenses     Deductions      period
    -----------                       ----------   ----------    ----------    ----------
Allowance for doubtful accounts:

  Year ended December 31, 1993           $34,687      15,738         17,722       32,703
                                         =======      ======         ======       ======

  Year ended December 31, 1994           $32,703      (5,652)         7,172       19,879
                                         =======      ======         ======       ======

  Year ended December 31, 1995           $19,879      (5,845)          -0-        14,034
                                         =======      ======         ======       ======



Deductions are primarily for writeoffs of accounts receivable deemed uncollectible by management.

Real Estate and Accumulated Depreciation
                                                                    Schedule III

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                                                 COSTS CAPITALIZED
                                                                    INITIAL COST                    SUBSEQUENT
                                                                  TO PARTNERSHIP(A)               TO ACQUISITION
                                                                  -----------------              -----------------
                                                                               BUILDINGS AND
       DESCRIPTION                     ENCUMBRANCES             LAND            IMPROVEMENTS       IMPROVEMENTS
       -----------                     ------------             ----           -------------       ------------
Shopping Center
  Nashville, Tennessee                       $0              $3,153,285         $ 6,615,549         $  353,508
Shopping Center
  Germantown (Memphis)
  Tennessee                                  $0              $1,751,518         $ 6,395,078         $1,024,117
Office/Warehouse
  Grand Prairie,
  Texas                                      $0              $  884,488         $ 2,895,376         $  109,082
                                             --              ----------         -----------         ----------
                                             $0              $5,789,291         $15,906,003         $1,486,707
                                             ==              ==========         ===========         ==========

                                                       GROSS AMOUNT
                                                   AT WHICH CARRIED AT
                                                     CLOSE OF PERIOD(D)
                                      ------------------------------------------------
                                                       BUILDINGS AND                      ACCUMULATED     YEAR OF
       DESCRIPTION                       LAND           IMPROVEMENTS           TOTAL     DEPRECIATION   CONSTRUCTION
       -----------                       ----           ------------           -----     ------------   ------------
Shopping Center
  Nashville, Tennessee                $3,153,285       $ 6,969,057         $10,122,342    $2,703,399      1985/86
Shopping Center
  Germantown (Memphis)
  Tennessee                           $1,751,518       $ 7,419,195         $ 9,170,713    $2,560,923      1987
Office/Warehouse
  Grand Prairie,
  Texas                               $  884,488       $ 3,004,458         $ 3,888,946    $  993,440      1980
                                      ----------       -----------         -----------    ----------
                                      $5,789,291       $17,392,710         $23,182,001    $6,257,762
                                      ==========       ===========         ===========    ==========

                                                                                        LIFE ON WHICH
                                                                                       DEPRECIATION IN
                                                                           FISCAL     LATEST STATEMENT
                                                                            YEAR        OF EARNINGS
       DESCRIPTION                                                        ACQUIRED      IS COMPUTED
       -----------                                                        --------    ----------------
Shopping Center                                                             1986          3-25 YEARS
  Nashville, Tennessee
Shopping Center
  Germantown (Memphis)                                                      1988          3-25 YEARS
  Tennessee
Office/Warehouse
  Grand Prairie,                                                            1988          3-25 YEARS
  Texas


NOTES:

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B)  Reconciliation of real estate owned for 1995, 1994 and 1993:

                                                     1995              1994              1993
                                                 -----------        -----------      -----------
  Balance at beginning of period                 $23,178,894        $23,151,296      $23,074,703
  Additions during period                        $     3,107        $    27,598      $    76,593
  Retirements during period                      $         0        $         0      $         0
                                                 -----------        -----------      -----------
  Balance at close of period                     $23,182,001        $23,178,894      $23,151,296
                                                 ===========        ===========      ===========

(C)  Reconciliation of accumulated depreciation for 1995, 1994 and 1993:

                                                    1995              1994             1993
                                                 ----------         ----------      ----------
  Balance at beginning of period                 $5,515,370         $4,766,580      $3,943,824
  Depreciation expense                           $  742,392         $  748,790      $  822,756
  Retirements during period                      $        0         $        0      $        0
                                                 ----------         ----------      ----------
  Balance at close of period                     $6,257,762         $5,515,370      $4,766,580
                                                 ==========         ==========      ==========

(D) The aggregate cost of real estate at December 31, 1995 for Federal income tax purposes is $24,003,378.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                MURRAY INCOME PROPERTIES II, LTD.

                                By: Crozier Partners IX, Ltd.
                                    A General Partner


Dated: March 21, 1996           By:  /s/ Jack E. Crozier
                                     Jack E. Crozier
                                     A General Partner


                                By: Murray Realty Investors IX, Inc.
                                    a General Partner

Dated: March 21, 1996           By: /s/ Mitchell Armstrong
                                    Mitchell Armstrong
                                    President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Murray Realty Investors IX, Inc.
                                A General Partner

Dated: March 21, 1996           By: /s/ Brent Buck
                                    Brent Buck
                                    Executive Vice President
                                    Director

Dated: March 21, 1996           By: /s/ Mitchell Armstrong
                                    Mitchell Armstrong
                                    Chief Executive Officer
                                    Chief Financial Officer
                                    Director

                                    INDEX TO EXHIBITS


Document                                                            Sequentially
 Number        Description                                         Numbered Page
--------       -----------                                         -------------

   3a Agreement of Limited Partnership of Murray Income Properties II, Ltd. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294)

  3b           Amended and Restated Certificate and
               Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to
               Exhibit 3b to the 1989 Annual Report on Form
               10-K filed with the Securities and Exchange
               Commission on March 31, 1989.  (File No.
               0-17183)

  3c           Amended and Restated Certificate and
               Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to
               Exhibit 3c to the 1989 Annual Report on Form
               10-K filed with the Securities and Exchange
               Commission on March 31, 1989.  (File No.
               0-17183)

  10a          Form of Joint Venture Agreement between the
               Partnership and Murray Income Properties II,
               Ltd. Reference is made to Exhibit 10h to Post-Effective Amendment No. 1 to
               Partnership's Form S-11 Registration
               Statements, filed with the Securities and Exchange Commission on July 29, 1989. (File
               No. 33-2394)

  10b Lease Agreement with General Cinema to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10q to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

  10c Lease Agreement with Rafferty's Inc. to lease certain premises as described within the Lease Agreement dated August 12, 1985 at Paddock Place Shopping Center. Reference is made to Exhibit 10r to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

  10d Lease Agreement with Chili's Inc. to lease certain premises as described within the Lease Agreement dated May 19, 1988 at
               Germantown Collection Shopping Center.
               Reference is made to Exhibit 10t to the 1989
               Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
               31, 1989.  (File No. 0-17183)

  10e          Settlement and Release Agreement with
               Rafferty's Inc. and Mid-South Management
               Group, Inc., dated December 1, 1990.
               Reference is made to Exhibit 10u to the 1990
               Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
               31, 1991. (File No. 0-17183)

  10f          Management Agreement with JPI Partners, Inc.
               for management and operation services
               described in the Management Agreement dated
               February 14, 1994 (and assigned to Fuller
               Macfarlan Real Estate Services, Ltd. pursuant to a Consent to Assignment agreement effective May 4, 1994) at 1202 Industrial Place. Reference is made to Exhibit 10f to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-17183)

  10g          Data Processing System Use Agreement between
               Murray Income Properties II, Ltd. and The
               Mavricc Management Systems, Inc., dated
               September 1, 1993.  Reference is made to
               Exhibit 10p to the Form 10-Q for the Quarter ended September 30, 1993 filed with the Securities and Exchange Commission on
               November 10, 1993.  (File No. 0-17183)

  10h Management Agreement with CK Retail Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10h to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-17183)

  10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated January 1, 1995) at Germantown Collection Shopping Center. Reference is made to
               Exhibit 10i to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-17183)

  10j          Management Agreement with Brookside
               Commercial Services for management and
               operation services described in the
               Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated February
               21, 1995) at Paddock Place Shopping Center.
               Filed herewith.

  10k Lease Agreement with Calidad Foods, Inc. to lease certain premises as described within the Lease Agreement dated October 19, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10v to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

  10l Lease Agreement with Pierce Family Partnership to lease certain premises as described within the Lease Agreement dated October 23, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10x to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

  10m          Amendment to Lease Agreement with Calidad
               Foods, Inc. dated December 28, 1992 at 1202
               Industrial Place (an office/warehouse
               facility). Reference is made to Exhibit 10n to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-17183)

  10n Lease Termination Agreement between Tower Place Joint Venture and Kerr Drug Stores, Inc. dated November 12, 1993, at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-17183)

  10o          Lease Agreement with Brown Group Retail, Inc.
               to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10q to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-17183)

  10p          Lease Agreement with Care Management
               Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated
               November 16, 1995 at 1202 Industrial Place
               (an office/warehouse facility).  Filed
               herewith.

  27           Financial Data Schedule

  99a Glossary as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

  99b          Article XIII of the Agreement of Limited
               Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11
               Registration Statement (File No. 33-2394).
               Filed herewith.

  99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy
               Statement dated October 11, 1989. Filed herewith.

  99d Management Compensation as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form
               S-11 Registration Statement (File No.
               33-2394).  Filed herewith.