Form 10-Q
period 1996-03-31
MURRAY INCOME PROPERTIES II LTD
filed 1996-05-13
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________

                                   FORM 10-Q
                                  ____________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

        For the quarterly period ending March 31, 1996. . . . . . . . . . . . .

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________



                              COMMISSION FILE NO.
                                    0-17183
                                  ____________

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


                                 (214) 991-9090
               Registrant's Telephone Number, including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X               No
                                ------                 ------

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
________________________________________________________________________________


                                                     March 31,       December 31,
                                                        1996            1995
                                                     -----------     ------------
                                                     (unaudited)
ASSETS

Investment properties, at cost
 Land                                                 $5,789,291      $5,789,291
 Buildings and improvements                           17,442,442      17,392,710
                                                     -----------    ------------
                                                      23,231,733      23,182,001
 Less accumulated depreciation                         6,441,264       6,257,762
                                                     -----------    ------------
       Net investment properties                      16,790,469      16,924,239

Investment in joint venture, at equity                 1,524,853       1,535,208
Cash and cash equivalents                                685,709         921,646
Certificates of deposit                                  895,000         895,000
Accounts and notes receivable, net of allowance
of $13,638 and $14,034 in 1996 and 1995,
 respectively                                            483,107         439,157
Other assets, at cost, net of accumulated
amortization of $362,546 and $346,707 in
  1996 and 1995, respectively                            228,275         218,791
                                                     -----------    ------------
                                                     $20,607,413     $20,934,041
                                                     ===========    ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                         $16,506          $8,808
Accrued property taxes                                    68,938         267,722
Security deposits and other liabilities                   88,700          91,468
Deferred income                                           51,020          42,162
                                                     -----------    ------------
       Total liabilities                                 225,164         410,160
                                                     -----------    ------------

Partners' equity:
 General Partners:
  Capital contributions                                    1,000           1,000
  Cumulative net earnings                                536,813         526,381
  Cumulative cash distributions                      (   539,747)   (    530,515)
                                                     -----------    ------------
                                                     (     1,934)   (      3,134)
                                                     -----------    ------------
 Limited Partners (314,687 interests):
Capital contributions, net of offering costs          27,029,395      27,029,395
  Cumulative net earnings                             10,012,151       9,702,625
  Cumulative cash distributions                      (16,657,363)    (16,205,005)
                                                     -----------    ------------
                                                      20,384,183      20,527,015
                                                     -----------    ------------
       Total partners' equity                         20,382,249      20,523,881
                                                     -----------    ------------
                                                     $20,607,413     $20,934,041
                                                     ===========    ============


See accompanying notes to financial statements.

NCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

________________________________________________________________________________

                                                    Three Months Ended
                                                         March 31,
                                                    --------------------
                                                      1996        1995
                                                   ----------  ---------
        Income:
           Rental                                    $723,596   $659,985
           Interest                                    25,194     22,364
           Equity in earnings of joint venture         35,095     29,526
                                                     --------   --------
                                                      783,885    711,875
                                                     --------   --------

        Expenses:
           Depreciation                               183,502    187,402
           Property operating                         188,068    164,665
           General and administrative                  92,753     88,225
           Bad debts (recoveries), net                   (396)      (358)
                                                     --------   --------
                                                      463,927    439,934
                                                     --------   --------
        Net Earnings                                 $319,958   $271,941
                                                     ========   ========



        Earnings per limited partnership interest        $.98       $.83
                                                     ========   ========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
________________________________________________________________________________


                                           General     Limited
                                           Partners    Partners      Total
                                          ----------  ----------   ----------



  Three months ended March 31, 1995:

    Balance at December 31, 1994            $(3,341) $21,332,763  $21,329,422
    Net earnings                              9,549      262,392      271,941
    Cash distributions                       (9,232)    (452,358)    (461,590)
                                            -------  -----------  -----------
    Balance at March 31, 1995               $(3,024) $21,142,797  $21,139,773
                                            =======  ===========  ===========


  Three months ended March 31, 1996:

    Balance at December 31, 1995            $(3,134) $20,527,015  $20,523,881
    Net earnings                             10,432      309,526      319,958
    Cash distributions                       (9,232)    (452,358)    (461,590)
                                            -------  -----------  -----------
    Balance at March 31, 1996               $(1,934) $20,384,183  $20,382,249
                                            =======  ===========  ===========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
________________________________________________________________________________

                                                                      Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                      1996           1995
                                                                      ----           ----

Cash flows from operating activities:
 Net earnings                                                        $319,958    $271,941
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Bad debts (recoveries), net                                     (    396)   (    358)
     Depreciation                                                     183,502     187,402
     Equity in earnings of joint venture                             ( 35,095)   ( 29,526)
     Amortization of other assets                                      15,839      18,529
     Amortization of deferred income                                 (  1,625)   (  1,625)
     Change in assets and liabilities:
       Accounts receivable                                           ( 43,554)   ( 66,263)
       Other assets                                                   (25,323)     10,043
       Accounts payable                                                 7,698       4,515
       Accrued property taxes, security deposits
       and other liabilities and deferred income                     (191,069)   (197,881)
                                                                   ----------    --------
        Net cash provided by operating activities                     229,935     196,777
                                                                   ----------    --------
Cash flows from investing activities:
  Additions to investment properties                                 ( 49,732)   (    579)
  Purchases of certificates of deposit                               (199,000)   (100,000)
  Proceeds from redemptions of certificates of deposit                199,000      99,000
  Distributions from joint venture                                     45,450      42,000
                                                                   ----------    --------
              Net cash provided by (used in)
              investing activities                                   (  4,282)     40,421
                                                                   ----------    --------
Cash flows from financing activities - cash distributions            (461,590)   (461,590)
                                                                   ----------    --------

Net decrease in cash and cash equivalents                            (235,937)   (224,392)
Cash and cash equivalents at beginning of period                      921,646     919,644
                                                                   ----------    --------
Cash and cash equivalents at end of period                         $  685,709   $ 695,252
                                                                   ==========   =========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

1.  BASIS OF ACCOUNTING

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1996 and December 31, 1995, $231,360 and $239,622, respectively, of accounts receivable related to such accruals.

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

     Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which establishes the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1996 and December 31, 1995. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

________________________________________________________________________________


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

5.  TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $3,253 during the three months ended March 31, 1996.

________________________________________________________________________________


6. OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1995 annual report are an integral part of the financial statements presented herein.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

     As of March 31, 1996, the Partnership had cash, cash equivalents and certificates of deposit of $1,580,709. Such amounts represents cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At March 31, 1996 and December 31, 1995, there were $231,360 and $239,622, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $43,554 (exclusive of bad debts and recoveries) from December 31, 1995 to March 31, 1996 is primarily due to increases in tenant receivables and receivables for rent collected (but not yet remitted by the property management companies) at Germantown and Paddock Place. As of March 31, 1996 and December 31, 1995, the Partnership had allowances of $13,638 and $14,034, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $198,784 from December 31, 1995 to March 31, 1996 is primarily due to payments of 1995 property taxes for the Partnership's properties.

     During the three months ended March 31, 1996, the Partnership made Cash Distributions from Operations of $461,590 related to the three-month period ended December 31, 1995. Subsequent to March 31, 1996, the Partnership made Cash Distributions from Operations of $461,590 (which was reduced by $1,398 related to 1995 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1996. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $63,611 for the three months ended March 31, 1996 as compared to the same period in 1995. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                       1996      1995
                                                   --------  --------
           Paddock Place Shopping Center
           Rental income                           $354,072  $283,266
           Bad debt expense (recovery)             $ (  396)  $ ( 358)
           Average occupancy                             96%       97%

           Germantown Collection Shopping Center
           Rental income                           $260,242  $264,794
           Bad debt expense                            $-0-      $-0-
           Average occupancy                             99%      100%


       1202 Industrial Place Office/Warehouse
       --------------------------------------
           Rental income                           $109,282  $111,925
           Bad debt expense                             -0-       -0-
           Average occupancy                            100%      100%


     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $70,806 for the three months ended March 31, 1996 as compared to the same period in 1995 due to an increase in rental rates, an increase in percentage rent received from J. Alexander's Restaurant and the receipt of a $40,000 fee as consideration for the termination of the Waldenbooks lease.

     Occupancy at the Paddock Place averaged 96% during the first quarter, a two percent increase over the previous quarter. During December 1995, the General Partners agreed to terminate the lease of Waldenbooks, who occupied 4,160 square feet. At the same time, leases were signed with Radio Shack and New York Bagel who will occupy 2,000 and 2,160 square feet, respectively. Radio Shack opened in March and New York Bagel is expected to open in May. As part of the termination agreement, Waldenbooks agreed to pay rent on the space until the new tenant opened so that there was no interruption of income to the Partnership. A new tenant who signed a lease for 1,935 square feet took occupancy of its space in February. In March, the General Partners terminated the lease of a furniture store who occupied 5,222 square feet and whose lease was to expire on August 31, 1996. A new 41 month lease was signed with a furniture store who took occupancy immediately upon the termination of the prior lease.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee decreased $4,552 for the three months ended March 31, 1996 as compared to the same period in 1995 due to a decrease in tenant reimbursements for common area maintenance costs and insurance costs.

     Occupancy at the Germantown averaged 99% during the first quarter, unchanged from the previous quarter. In December, a tenant who occupied 1,024 square feet vacated its space upon expiration of its lease. The space was subsequently released and the new tenant took occupancy February 1. As of March 31, the Germantown Collection was 100% occupied.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas decreased $2,643 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to a decrease in tenant reimbursement for common area maintenance costs.

     Occupancy at 1202 Industrial Place remained 100% during the quarter.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $34,203 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates, an increase in percentage rent received, and an increase in tenant reimbursements for common area maintenance costs. Tower Place's total operating expenses decreased with decreases in repair and maintenance costs, utility costs and leasing and promotion expenses. The following information details rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 1996      1995
                                               -------   --------

             Tower Place Shopping Center
             ---------------------------
                 Rental income                447,783  $413,580
                 Bad debt expense (recovery)     $(94)   $( 623)
                 Average occupancy                 95%       95%


     The Partnership's share of income from the joint venture increased $5,569 for the quarter ended March 31, 1996 as compared to the same period in 1995 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 95% during the quarter, unchanged from the previous quarter. In March, the General Partners agreed to terminate the lease of a restaurant who occupied 2,959 square feet and subsequently signed a lease for this space with Manhattan Bagel, a national bagel and delicatessen chain. They are scheduled to open for business in June. During the fourth quarter of 1995, a new lease for 2,600 square feet was signed and this tenant took occupancy in January. Another new lease for 2,670 square feet was signed and this tenant took occupancy in December, 1995. Two tenants occupying 5,400 square feet renewed their leases for three years and another tenant occupying 2,100 square feet renewed its lease for one year. In December, a tenant who occupied 2,700 square feet vacated its space prior to the expiration of its lease. Management is attempting to collect what is owed under this lease.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $23,403 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is due to higher repair and maintenance costs, utilities costs, snow removal costs, property management fees and insurance costs. Property operating expenses at Germantown increased primarily because of increases in utilities, landscaping services and real estate taxes.
Property operating expenses at Paddock Place increased, with increases in utilities, snow removal costs, and property management fees being offset by lower amortization of leasing costs. Property operating expenses at 1202 Industrial Place increased because of higher repair and maintenance costs (the building was painted during the quarter) and higher insurance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership.
General and administrative expenses increased $4,528 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily as a result of higher appraisal costs and higher salaries and benefits.

                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         3a   Agreement of Limited Partnership of
              Murray Income Properties II, Ltd. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294)

         3b   Amended and Restated Certificate
              and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-17183)

         3c   Amended and Restated Certificate
              and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-17183)

         10a  Management Agreement with Murray
              Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Filed herewith.

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

     (b) Reports on Form 8-K filed during the three months ended
         March 31, 1996:

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

                                Murray Income Properties II, Ltd.

                                By:  Murray Realty Investors IX, Inc.
                                     A General Partner



Dated:  May 13, 1996            By:       /s/ Mitchell Armstrong
                                     --------------------------------
                                     Mitchell Armstrong
                                     President
                                     Chief Financial Officer

                               INDEX TO EXHIBITS

         Exhibit No.                         Description
         -----------                         -----------
             3a      Agreement of Limited partnership of Murray Income
                     Properties II, Ltd. Reference is made to Exhibit A of the
                     Prospectus dated February 20, 1986 contained in Amendment
                     No. 1 to Partnership's Form S-11 Registration Statements
                     filed with the Securities and Exchange Commission on
                     February 13, 1986 (File No. 33-2294).

             3b      Amended and Restated Certificate and Agreement of
                     Limited Partnership dated as of November 15, 1989.
                     Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange
                     Commission on March 31, 1990 (File No. 0-17183).

             3c      Amended and Restated Certificate and Agreement of
                     Limited partnership dated as of January 10, 1990. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange
                     Commission on March 31, 1990 (File No. 0-17183).

            10a      Management Agreement with Murray Realty Investors
                     IX, Inc. for management and operation services described in the management Agreement dated January 1, 1996 at 1202 Industrial Place. Filed herewith.

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