Form 10-Q
period 1996-06-30
MURRAY INCOME PROPERTIES II LTD
filed 1996-08-09
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996. . . . . . . . . . . .

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                              COMMISSION FILE NO.
                                    0-17183

                             ---------------------

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

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                        June 30,               December 31,
                                                                         1996                     1995
                                                                    --------------           --------------
                                                                      (unaudited)
ASSETS
Investment properties, at cost:
    Land                                                              $ 5,789,291              $ 5,789,291
    Buildings and improvements                                         17,443,745               17,392,710
                                                                      -----------              -----------
                                                                       23,233,036               23,182,001
    Less accumulated depreciation                                       6,625,034                6,257,762
                                                                      -----------              -----------
           Net investment properties                                   16,608,002               16,924,239

Investment in joint venture, at equity                                  1,505,040                1,535,208
Cash and cash equivalents                                                 800,158                  921,646
Certificates of deposit                                                   895,000                  895,000
Accounts and notes receivable, net of allowance
    of $11,962 and $14,034 in 1996 and 1995,
    respectively                                                          431,507                  439,157
Other assets, at cost, net of accumulated
    amortization of $379,548 and $346,707 in
    1996 and 1995, respectively                                           259,232                  218,791
                                                                      -----------              -----------
                                                                      $20,498,939              $20,934,041
                                                                      ===========              ===========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                                      $    19,329             $      8,808
Accrued property taxes                                                    136,604                  267,722
Security deposits and other liabilities                                    90,979                   91,468
Deferred income                                                            60,205                   42,162
                                                                      -----------              -----------
           Total liabilities                                              307,117                  410,160
                                                                      -----------              -----------

Partners' equity:
    General Partners:
      Capital contributions                                                 1,000                    1,000
      Cumulative net earnings                                             546,275                  526,381
      Cumulative cash distributions                                    (  548,979)              (  530,515)
                                                                      -----------              -----------
                                                                       (    1,704)              (    3,134)
                                                                      -----------              -----------
    Limited Partners (314,687 interests):
      Capital contributions, net of offering costs                     27,029,395               27,029,395
      Cumulative net earnings                                          10,273,851                9,702,625
      Cumulative cash distributions                                   (17,109,720)             (16,205,005)
                                                                      -----------              -----------
                                                                       20,193,526               20,527,015
                                                                      -----------              -----------
           Total partners' equity                                      20,191,822               20,523,881
                                                                      -----------              -----------
                                                                      $20,498,939              $20,934,041
                                                                      ===========              ===========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                  Three Months Ended                    Six Months Ended
                                                      June 30,                              June 30,
                                              --------------------------          ---------------------------
                                                1996              1995               1996             1995
                                              --------          --------          ----------       ----------
Income:
    Rental                                    $649,163          $631,503          $1,372,759       $1,291,488
    Interest                                    24,111            24,428              49,305           46,792
    Equity in earnings of joint
     venture                                    31,487            28,232              66,582           57,758
                                              --------          --------          ----------       ----------
                                               704,761           684,163           1,488,646        1,396,038
                                              --------          --------          ----------       ----------

Expenses:
    Depreciation                               183,770           185,246             367,272          372,648
    Property operating                         168,120           164,404             356,188          329,069
    General and administrative                  83,385            68,844             176,138          157,069
    Bad debts (recoveries), net                 (1,676)           (1,888)             (2,072)          (2,246)
                                              --------          --------          ----------       ----------
                                               433,599           416,606             897,526          856,540
                                              --------          --------          ----------       ----------
Net Earnings                                  $271,162          $267,557          $  591,120       $  539,498
                                              ========          ========          ==========       ==========



Earnings per limited
 partnership interest                            $ .83             $ .82               $1.82            $1.65
                                                 =====             =====               =====            =====



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                            General           Limited
                                                           Partners          Partners               Total
                                                          ----------        ----------          -------------
Six months ended June 30, 1995:

    Balance at December 31, 1994                          $( 3,341)          $21,332,763          $21,329,422
      Net earnings                                          18,975               520,523              539,498
      Cash distributions                                   (18,464)             (904,717)            (923,181)
                                                          --------           -----------          -----------
      Balance at June 30, 1995                            $( 2,830)          $20,948,569          $20,945,739
                                                          ========           ===========          ===========


Six months ended June 30, 1996:

    Balance at December 31, 1995                          $( 3,134)          $20,527,015          $20,523,881
      Net earnings                                          19,894               571,226              591,120
      Cash distributions                                   (18,464)             (904,715)            (923,179)
                                                          --------           -----------          -----------
      Balance at June 30, 1996                            $( 1,704)          $20,193,526          $20,191,822
                                                          ========           ===========          ===========





See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           ----------------------------------
                                                                              1996                    1995
                                                                           ----------              ----------
Cash flows from operating activities:
    Net earnings                                                            $591,120                $539,498
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                                       (  2,072)               (  2,246)
          Depreciation                                                       367,272                 372,648
          Amortization of other assets                                        32,841                  34,217
          Equity in earnings of joint venture                               ( 66,582)               ( 57,758)
          Amortization of deferred income                                   (  3,249)               (  3,249)
          Change in assets and liabilities:
             Accounts receivable                                               9,722                ( 19,086)
             Other assets                                                   ( 73,282)               ( 25,402)
             Accounts payable                                                 10,521                   6,058
             Accrued property taxes, security deposits
              and other liabilities and deferred income                     (110,315)               (133,658)
                                                                            --------                --------
                Net cash provided by operating activities                    755,976                 711,022
                                                                            --------                --------

Cash flows from investing activities:
    Additions to investment properties                                      ( 51,035)               (  2,367)
    Purchases of certificates of deposit                                    (398,000)               (299,000)
    Proceeds from redemptions of certificates of deposit                     398,000                 297,000
    Distributions from joint venture                                          96,750                  87,000
                                                                            --------                --------
                Net cash provided by investing activities                     45,715                  82,633
                                                                            --------                --------

Cash flows from financing activities - cash distributions                   (923,179)               (923,181)
                                                                            --------                --------

Net decrease in cash and cash equivalents                                   (121,488)               (129,526)
Cash and cash equivalents at beginning of period                             921,646                 919,644
                                                                            --------                --------
Cash and cash equivalents at end of period                                  $800,158                $790,118
                                                                            ========                ========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.  BASIS OF ACCOUNTING

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1996 and December 31, 1995, $224,144 and $239,622, respectively, of accounts receivable related to such accruals.

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

    The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1996 and December 31, 1995. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

- --------------------------------------------------------------------------------

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

5.  TRANSACTIONS WITH AFFILIATES

    Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $6,968 during the six months ended June 30, 1996.

- --------------------------------------------------------------------------------

6.  OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1995 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Partnership had cash, cash equivalents and certificates of deposit of $1,695,158. Such amounts represents cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At June 30, 1996 and December 31, 1995, $224,144 and $239,622, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The decrease in accounts receivable of $9,722 (exclusive of bad debts and recoveries) from December 31, 1995 to June 30, 1996 is primarily due to decreases in receivables for rent collected (but not yet remitted by the property management companies) at Paddock Place and receivables related to the accruals described above at Germantown and Paddock Place. As of June 30, 1996 and December 31, 1995, the Partnership had allowances of $11,962 and $14,034, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $131,118 from December 31, 1995 to June 30, 1996 is primarily due to payments of 1995 property taxes for the Partnership's properties.

     During the three months ended June 30, 1996, the Partnership made Cash Distributions from Operations of $461,589, (which was reduced by $1,398 related to North Carolina state income taxes paid on behalf of the partners in connection with the operations of Tower Place Joint Venture) related to the three-month period ended March 31, 1996. Subsequent to June 30, 1996, the Partnership made Cash Distributions from Operations of $461,590, relating to the three months ended June 30, 1996. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income increased $81,271 for the six months ended June 30, 1996 as compared to the same period in 1995. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                Three Months Ended                   Six Months Ended
                                                      June 30,                           June 30,
                                             -------------------------         --------------------------
                                               1996             1995             1996              1995
                                             --------         --------         --------          --------
Paddock Place Shopping Center

     Rental income                           $265,423         $253,722         $619,495          $536,988
     Bad debt expense (recovery)              $(1,676)         $(1,888)         $(2,072)          $(2,246)
     Average occupancy                            96%              95%              96%               96%

Germantown Collection Shopping Center

     Rental income                           $259,056         $255,965         $519,298          $520,759
     Bad debt expense                        $  -0-           $  -0-           $  -0-             $ -0-
     Average occupancy                           100%             100%             100%              100%

1202 Industrial Place

     Rental income                           $124,684         $121,816         $233,966          $233,741
     Bad debt expense                            -0-             -0-               -0-              -0-
     Average occupancy                           100%             100%             100%              100%

    Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $82,507 for the six months ended June 30, 1996 as compared to the same period in 1995 due to an increase in rental rates, an increase in percentage rent received from J. Alexander's Restaurant and the receipt of a $40,000 fee as consideration for the termination of the Waldenbooks' lease.

    Occupancy at Paddock Place averaged 96% during the second quarter, unchanged from the previous quarter. New York Bagel, who occupies 2,000 square feet of the space previously occupied by Waldenbooks, took occupancy of its space in April. Radio Shack, who occupies the remaining 2,160 square feet of the old Waldenbooks space, opened its store in March. In May one tenant who occupied 754 square feet vacated its space prior to the expiration of its lease and subsequently filed bankruptcy. Subsequent to the end of the quarter, a lease for 1,871 square feet was signed with a tenant who will take occupancy during the third quarter. One tenant who occupies 1,451 square feet renewed its lease for five years.

    Rental income at the Germantown Collection in Germantown (Memphis), Tennessee decreased $1,461 for the six months ended June 30, 1996 as compared to the same period in 1995 due to a decrease in tenant reimbursements for common area maintenance costs and insurance costs.

    Occupancy at Germantown averaged 100% for the second quarter, a one percent increase over the previous quarter. In June a tenant who occupies 1,050 square feet renewed its lease for three years. Minor roof repairs were completed at the property in June.

    Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $225 for the six months ended June 30, 1996 as compared to the same period in 1995 primarily due to an increase in tenant reimbursement for insurance costs.

    Occupancy at 1202 Industrial Place remained 100% during the second quarter, unchanged from the previous quarter.

    "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $58,893 for the six months ended June 30, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates along with an increase in percentage rent received from J&K Cafeterias and an increase in tenant reimbursements for common area maintenance costs, offset by lower tenant reimbursements for real estate taxes and insurance costs. Tower Place's total operating expenses were flat with increases in landscaping costs offset by decreases in utilities and repair and maintenance costs. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                            Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                        ---------------------------           --------------------------
                                          1996               1995               1996              1995
                                        --------           --------           --------          --------
Tower Place Shopping Center

     Rental income                      $424,184           $399,494           $871,967          $813,074
     Bad debt expense (recovery)        $(   597)          $( 1,514)          $(   691)         $( 2,137)
     Average occupancy                       98%                96%                96%               96%

     The Partnership's share of income from the joint venture increased $8,824 for the six months ended June 30, 1996 as compared to the same period in 1995 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 98% during the second quarter, a three percent increase over the previous quarter. In April two tenants who signed leases for 3,720 square feet took occupancy of their spaces. Also, minor parking lot repairs were completed at the property in May.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $27,119 for the six months ended June 30, 1996 as compared to the same period in 1995. The increase is due to higher repair and maintenance costs, utilities costs, snow removal costs, property management fees and insurance costs. Property operating expenses at Germantown were flat with increases in utilities being offset by decreases in repair and maintenance costs. Property operating expenses at Paddock Place increased with increases in utilities, snow removal costs, and property management fees being offset by lower repair and maintenance costs and real estate taxes. Property operating expenses at 1202 Industrial Place increased because of higher repair and maintenance costs (the building was painted during the current year), and higher real estate taxes and insurance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $19,069 for the six months ended June 30, 1996 as compared to the same period in 1995. The Partnership became subject to electronic filing requirements with the Securities and Exchange Commission during the year ended December 31, 1995. Costs associated with filing the 1995 Form 10-K caused the Partnership's compliance costs to increase. Also, legal costs increased because of due diligence performed on and negotiations held with a limited partner who wanted to acquire the Partnership's investor list in order to solicit the partners to purchase their interests.

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

          99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11. Registration Statement (File No. 33- 2394). Filed herewith.

          99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

          99d Management Compensation as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

     (b)  Reports on Form 8-K filed during the quarter ended June 30, 1996:

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

                                        MURRAY INCOME PROPERTIES II, LTD.

                                        By: Murray Realty Investors IX, Inc.
                                            A General Partner



Date:  August 9, 1996                   By:     /s/  Mitchell Armstrong
                                            -----------------------------------
                                            Mitchell Armstrong
                                            President
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


     Document                                                                      Sequentially
     Number    Description                                                         Numbered Page
     ------    -----------                                                         -------------
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

          99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11. Registration
               Statement (File No. 33- 2394).  Filed herewith.

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