Form 10-Q
period 1996-09-30
MURRAY INCOME PROPERTIES II LTD
filed 1996-11-08
CIK 786163

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             ------------------

                                  FORM 10-Q

                             ------------------


(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996 . . . . . . . . . .

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934


            For the transition period from                to
                                           --------------    --------------


                              COMMISSION FILE NO.
                                    0-17183

                             ------------------

                       MURRAY INCOME PROPERTIES II, LTD.
             (Exact Name of Registrant as Specified in its Charter)



                         TEXAS                                  085586
            (State or Other Jurisdiction of               (I.R.S. Employer
            Incorporation or Organization)                Identification No.)

  5550 LBJ FREEWAY, SUITE 675, DALLAS, TEXAS                    75240
  (Address of principal executive offices)                    (Zip Code)

                                 (972) 991-9090
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X               No
                           -------                -------

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                               September 30,            December 31,
                                                                   1996                    1995
                                                             ----------------        -----------------
                                                               (unaudited)
Assets
Investment properties, at cost:
  Land                                                         $  5,789,291             $  5,789,291
  Buildings and improvements                                     17,457,605               17,392,710
                                                               ------------             ------------
                                                                 23,246,896               23,182,001
  Less accumulated depreciation                                   6,808,602                6,257,762
                                                               ------------             ------------
     Net investment properties                                   16,438,294               16,924,239

Investment in joint venture, at equity                            1,486,837                1,535,208
Cash and cash equivalents                                           859,452                  921,646
Certificates of deposit                                             895,000                  895,000
Accounts and notes receivable, net of allowance
  of $10,673 and $14,034 in 1996 and 1995,
  respectively                                                      423,625                  439,157
Other assets, at cost, net of accumulated
  amortization of $396,634 and $346,707 in
  1996 and 1995, respectively                                       248,820                  218,791
                                                               ------------             ------------
                                                               $ 20,352,028             $ 20,934,041
                                                               ============             ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                               $     16,916             $      8,808
Accrued property taxes                                              203,769                  267,722
Security deposits and other liabilities                              90,675                   91,468
Deferred income                                                      37,285                   42,162
                                                               ------------             ------------
          Total liabilities                                         348,645                  410,160
                                                               ------------             ------------

Partners' equity:
  General Partners:
     Capital contributions                                            1,000                    1,000
     Cumulative net earnings                                        555,770                  526,381
     Cumulative cash distributions                                 (558,210)                (530,515)
                                                               ------------             ------------
                                                                     (1,440)                  (3,134)
                                                               ------------             ------------
  Limited Partners (314,687 interests):
     Capital contributions, net of offering costs                27,029,395               27,029,395
     Cumulative net earnings                                     10,537,506                9,702,625
     Cumulative cash distributions                              (17,562,078)             (16,205,005)
                                                               ------------             ------------
                                                                 20,004,823               20,527,015
                                                               ------------             ------------
          Total partners' equity                                 20,003,383               20,523,881
                                                               ------------             ------------
                                                               $ 20,352,028             $ 20,934,041
                                                               ============             ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                             ---------------------------         ----------------------------
                                                1996              1995              1996             1995
                                             ---------         ---------         -----------      -----------
Income:
    Rental                                   $ 689,200         $ 659,901         $ 2,061,959      $ 1,951,389
    Interest                                    25,039            25,149              74,344           71,941
    Equity in earnings of joint
     venture                                    33,097            30,243              99,679           88,001
                                             ---------         ---------         -----------      -----------
                                               747,336           715,293           2,235,982        2,111,331
                                             ---------         ---------         -----------      -----------

Expenses:
    Depreciation                               183,568           185,247             550,840          557,895
    Property operating                         212,144           159,381             568,332          488,450
    General and administrative                  79,763            57,647             255,901          214,716
    Bad debts (recoveries), net              (   1,289)        (   2,067)        (     3,361)     (     4,313)
                                             ---------         ---------         -----------      -----------
                                               474,186           400,208           1,371,712        1,256,748
                                             ---------         ---------         -----------      -----------
Net Earnings                                 $ 273,150         $ 315,085         $   864,270      $   854,583
                                             =========         =========         ===========      ===========



Earnings per limited
 partnership interest                            $ .84             $ .97               $2.65            $2.62
                                             =========         =========         ===========      ===========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

--------------------------------------------------------------------------------

                                                         General               Limited
                                                         Partners              Partners             Total
                                                        -----------          -----------          -----------
Nine months ended September 30, 1995:

    Balance at December 31, 1994                        $(    3,341)         $21,332,763          $21,329,422
      Net earnings                                           29,346              825,237              854,583
      Cash distributions                                  (  27,695)         ( 1,357,075)         ( 1,384,770)
                                                        -----------          -----------          -----------
      Balance at September 30, 1995                     $(    1,690)         $20,800,925          $20,799,235
                                                        ===========          ===========          ===========


Nine months ended September 30, 1996:

    Balance at December 31, 1995                        $ (   3,134)         $20,527,015          $20,523,881
      Net earnings                                           29,389              834,881              864,270
      Cash distributions                                  (  27,695)         ( 1,357,073)         ( 1,384,768)
                                                        -----------          -----------          -----------
      Balance at September 30, 1996                     $ (   1,440)         $20,004,823          $20,003,383
                                                        ===========          ===========          ===========





See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           ---------------------------------
                                                                             1996                   1995
                                                                           ---------              ----------
Cash flows from operating activities:
    Net earnings                                                         $   864,270             $   854,583
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                                         (3,361)                 (4,313)
          Depreciation                                                       550,840                 557,895
          Amortization of other assets                                        49,927                  49,902
          Equity in earnings of joint venture                                (99,679)                (88,001)
          Amortization of deferred income                                     (4,877)                 (4,874)
          Change in assets and liabilities:
             Accounts receivable                                              18,893                 (25,742)
             Other assets                                                    (79,956)                (22,446)
             Accounts payable                                                  8,108                  (3,178)
             Accrued property taxes, security deposits
              and other liabilities and deferred income                      (64,746)                (69,244)
                                                                         -----------             -----------
                Net cash provided by operating activities                  1,239,419               1,244,582
                                                                         -----------             -----------

Cash flows from investing activities:
    Additions to investment properties                                       (64,895)                 (2,367)
    Purchases of certificates of deposit                                    (696,000)               (597,000)
    Proceeds from redemptions of certificates of deposit                     696,000                 595,000
    Distributions from joint venture                                         148,050                 132,450
                                                                         -----------             -----------
                Net cash provided by investing activities                     83,155                 128,083
                                                                         -----------             -----------

Cash flows from financing activities - cash distributions                 (1,384,768)             (1,384,770)
                                                                         -----------             -----------

Net decrease in cash and cash equivalents                                    (62,194)                (12,105)
Cash and cash equivalents at beginning of period                             921,646                 919,644
                                                                         -----------             -----------
Cash and cash equivalents at end of period                               $   859,452             $   907,539
                                                                         ===========             ===========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF ACCOUNTING

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1996 and December 31, 1995, $217,387 and $239,622, respectively, of accounts receivable related to such accruals.

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

    The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 1996 and December 31, 1995. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

5.  TRANSACTIONS WITH AFFILIATES

    Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $10,683 during the nine months ended September 30, 1996.

--------------------------------------------------------------------------------

6.  OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1995 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Partnership had cash, cash equivalents and certificates of deposit of $1,754,452. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At September 30, 1996 and December 31, 1995, $217,387 and $239,622, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The decrease in accounts receivable of $18,893 (exclusive of bad debts and recoveries) from December 31, 1995 to September 30, 1996 is primarily due to decreases in receivables for rent collected (but not yet remitted by the property management companies) at Germantown and receivables related to the accruals described above at Germantown and Paddock Place. As of September 30, 1996 and December 31, 1995, the Partnership had allowances of $10,673 and $14,034, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $63,953 from December 31, 1995 to September 30, 1996 is primarily due to payments of 1995 property taxes for the Partnership's properties.

     During the three months ended September 30, 1996, the Partnership made Cash Distributions from Operations of $461,589 relating to the three-month period ended June 30, 1996. Subsequent to September 30, 1996, the Partnership made the regular Quarterly Cash Distributions from Operations of $461,589, relating to the three months ended September 30, 1996. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit. In addition to the regular quarterly distribution, the Partnership made a special distribution from operations totalling $82,277. Funds for this special distribution came from, among other sources, percentage rents (additional rents that are based upon a percentage of the tenant's sales in excess of a base amount) and the recovery of delinquent rents from former tenants. Due to the uncertain nature of income from these sources, the General Partners believe it to be in the best interest of the Partnership to maintain the regular distribution at its current level and to make special distributions, if any, only as they are warranted.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income increased $110,570 for the nine months ended September 30, 1996 as compared to the same period in 1995. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                                1996             1995             1996             1995
                                              --------         --------         --------         --------
PADDOCK PLACE SHOPPING CENTER
     Rental income                           $286,505         $274,068         $906,000          $811,056
     Bad debt expense (recovery)             $ (1,289)        $ (2,067)        $ (3,361)         $ (4,313)
     Average occupancy                            96%              94%              96%               95%


GERMANTOWN SHOPPING CENTER
     Rental income                           $278,010         $264,353         $797,308          $785,112
     Bad debt expense (recovery)             $    -0-         $    -0-         $    -0-          $    -0-
     Average occupancy                           100%             100%             100%              100%

1202 INDUSTRIAL PLACE
     Rental income                           $124,685         $121,480         $358,651          $355,221
     Average occupancy                           100%             100%             100%              100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $94,944 for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates, an increase in percentage rent received from J. Alexander's Restaurant and the receipt of a $40,000 fee as consideration for the termination of the Waldenbooks' lease.

    Occupancy at Paddock Place averaged 96% for the third quarter, unchanged from the previous quarter. At the end of September one new tenant who signed a lease for 1,871 square feet took occupancy of its space. One tenant who occupies 4,600 square feet renewed its lease for three years. In August, portions of the shopping center were painted. As of September 30, Paddock Place was 99% occupied.

    Rental income at Germantown Collection in Germantown (Memphis), Tennessee increased $12,196 for the nine months ended September 30, 1996 as compared to the same period in 1995 due to an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs.

    Occupancy at the Germantown averaged 100% during the third quarter, unchanged from the previous quarter. Two tenants who occupy 2,484 square feet renewed their leases for three years. Repairs to the irrigation system and parking lot were completed during the quarter.

    Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $3,430 for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily due to an increase in tenant reimbursements for insurance costs.

    Occupancy at 1202 Industrial Place remained 100% during the third quarter, unchanged from the previous quarter. Repairs to the parking lot were completed in July.

    "Equity in earnings of joint venture", as reflected in the Statement of Earnings, represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), N.C. increased $86,581 for the nine months ended

September 30, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates along with an increase in percentage rent received from J&K Cafeterias and an increase in tenant reimbursements for common area maintenance costs, offset by lower tenant reimbursements for real estate taxes and insurance costs. Tower Place's total operating expenses increased with increases in repair and maintenance costs and landscaping costs offset by decreases in leasing and promotion costs, insurance and real estate taxes. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place.

                                            Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                          1996               1995                1996              1995
                                        --------            --------           --------          --------
TOWER PLACE SHOPPING CENTER
     Rental income                      $429,591           $401,903         $1,301,558        $1,214,977
     Bad debt expense (recovery)         $(2,325)           $(2,182)           $(3,016)          $(4,319)
     Average occupancy                       97%                96%                97%               96%

     The Partnership's share of income from the joint venture increased $11,678 for the nine months ended September 30, 1996 as compared to the same period in 1995 for the reasons stated above.

     Occupancy at Tower Place averaged 97% during the third quarter, a one percent decrease from the previous quarter. One tenant who occupied 1,260 square feet vacated its space prior to the expiration of its lease. Subsequent to the end of the quarter, a lease for 2,700 square feet was signed and this tenant will take occupancy during the fourth quarter. In September, minor roof repairs were completed and portions of the shopping center were painted. As of September 30, Tower Place was 99% leased.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $79,882 for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase is due to higher repair and maintenance costs, utilities costs, snow removal costs, landscaping costs, property management fees, insurance costs, and real estate taxes. Property operating expenses at Germantown increased primarily because of increases in repair and maintenance costs, landscaping costs and utilities. Property operating expenses at Paddock Place increased primarily because of increases in utilities, snow removal costs and property management fees. Property operating expenses at 1202 Industrial Place increased primarily because of increases in utilities, repair and maintenance costs, insurance and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership.
General and administrative expenses increased $41,185 for the nine months ended September 30, 1996 as compared to the same period in 1995. The Partnership became subject to electronic filing requirements with the Securities and Exchange Commission during the year ended December 31, 1995. Costs associated with filing the 1995 Form 10-K and quarterly Form 10-Q's for 1996 caused the Partnership's compliance costs to increase. Also, legal costs increased because of due diligence performed on and negotiations held with limited partners who wanted to acquire the Partnership's investor list in order to solicit the partners to purchase their interests. The Partnership also incurred additional printing and postage costs to respond to all limited partners regarding these solicitations.

                          PART II.  OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      Exhibits:

                         3a Agreement of Limited Partnership of Murray Income Properties II, Ltd. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294)

                         3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0- 17183)

                         3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

                         10a Severance Agreement by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Filed herewith.

                         10b Severance Agreement by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Filed herewith.

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

                         99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

                         99d Management Compensation as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33- 2394). Filed herewith.

                (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

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



                                      Murray Income Properties II, Ltd.

                                      By:     Murray Realty Investors IX, Inc.
                                              A General Partner



Date:  November 8, 1996               By:           /s/ Mitchell Armstrong
                                              ---------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

                                  DESCRIPTION

                  Exhibit No.
                  -----------

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

                         10a   Severance Agreement by and among Murray Income
                               Properties I, Ltd. and Murray Income Properties
                               II, Ltd. and Mitchell L. Armstrong dated
                               September 16, 1996.  Filed herewith.

                         10b   Severance Agreement by and among Murray Income
                               Properties I, Ltd. and Murray Income Properties
                               II, Ltd. and W. Brent Buck dated September 16,
                               1996.  Filed herewith.

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

                         99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy
                               Statement dated October 11, 1989. Filed herewith.

                         99d Management Compensation as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11
                               Registration Statement (File No. 33- 2394).
                               Filed herewith.
