Form 10-K
period 1996-12-31
MURRAY INCOME PROPERTIES II LTD
filed 1997-03-20
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------


(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the Fiscal Year Ended DECEMBER 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               TABLE OF CONTENTS

                                                                           Page
                                    PART I

Item 1.           Business                                                  1

Item 2.           Properties                                                3

Item 3.           Legal Proceedings                                         3

Item 4.           Submission of Matters to a Vote of Security Holders       3

                                   PART II

Item 5.           Market for the Partnership's Limited Partnership
                  Interests and Related Security Holder Matters             4

Item 6.           Selected Financial Data                                   4

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       5

Item 8.           Financial Statements and Supplementary Data               9

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   20

                                   PART III

Item 10.          Directors and Executive Officers of the Partnership      21

Item 11.          Executive Compensation                                   22

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                           23

Item 13.          Certain Relationships and Related Transactions           24

                                   PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                      25

Signatures                                                                 31

Index to Exhibits                                                          32

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

     Tower Place Festival Shopping Center. At December 31, 1996, Tower Place was 100% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeteria lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1995, Tower Place was 99% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                     Rentable               Percent Leased at
            Property               Square Feet              December 31, 1996
            --------               -----------              -----------------
               1                     248,700                       95%
               2                      40,800                       84%
               3                      65,800                       93%

     Paddock Place Shopping Center. At December 31, 1996, Paddock Place was 100% leased. One tenant, Rafferty's, leases 11.6% of the total rentable space of the property. J. Alexander's, a full service restaurant, is occupying the space under a sub-lease. The Rafferty's lease expires on December 31, 2001 and the tenant has an option to extend the term of the lease for two successive periods of five years each. At December 31, 1995, Paddock Place was 94% leased.

     Paddock Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                     Rentable               Percent Leased at
            Property               Square Feet              December 31, 1996
            --------               -----------              -----------------
               1                     178,491                       97%
               2                     108,000                       95%
               3                      15,753                      100%

     Germantown Collection Shopping Center. At December 31, 1996, Germantown was 95% leased. One tenant, Chili's, leases 11% of the total rentable space. The Chili's lease expires on December 31, 2004, and the tenant has the option to extend the term of the lease for three consecutive terms of five years each. Another tenant, Sofa Connection, leases 16% of the total rentable space. This lease expires on December 31, 1997. At December 31, 1995, Germantown was 98% leased.

     Germantown is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                     Rentable               Percent Leased at
            Property               Square Feet              December 31, 1996
            --------               -----------              -----------------
               1                      88,500                       100%
               2                      84,000                       100%
               3                      38,000                       100%

     1202 Industrial Place. At December 31, 1996 and December 31, 1995, 1202 Industrial Place was 100% leased. The Pierce Family Partnership lease expires on October 31, 2002 and the tenant has an option to renew the lease for one additional term of five years. The Calidad Foods, Inc. lease expires on November 30, 1997. Calidad Foods has subleased its space to Care Management Enterprises. Care Management has signed a three year lease which commences December 1, 1997. Pierce Family Partnership leases 69% of the total rentable space of the property and Calidad Foods, Inc. leases 31% of the total rentable space.

     1202 Industrial Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                     Rentable               Percent Leased at
            Property               Square Feet              December 31, 1996
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

     For a definition of the terms used herein and elsewhere in this Form 10-K, see "Glossary" incorporated by reference herein as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99a.

ITEM 2.  PROPERTIES.

The Partnership owns a 15% interest in Tower Place Joint Venture which owns the property described below:

     Location                   Description of Property
     --------                   -----------------------

     Pineville (Charlotte),     Tower Place Festival Shopping Center
       North Carolina           A 114,562 square foot shopping center situated
                                on 10.777 acres. At December 31, 1996, Tower
                                Place was 100% leased at an average annual lease rate of $13.13. Lease rates range from $8.00 to $16.00 per square foot.

The Partnership also owns the properties described below:

     Nashville, Tennessee       Paddock Place Shopping Center
                                A 68,629 square foot shopping center situated on 4.66 acres. At December 31, 1996, Paddock
                                Place was 100% leased at an average annual lease rate of $13.34. Lease rates range from $9.50 to $18.00 per square foot.

     Germantown (Memphis),      Germantown Collection Shopping Center
       Tennessee                A 55,730 square foot shopping center situated
                                on 11.4 acres. At December 31, 1996, Germantown was 95% leased at an average annual lease rate of $15.25. Lease rates range from $12.00 to $19.79 per square foot.

     Grand Prairie, Texas       1202 Industrial Place
                                An office/warehouse facility containing 14,040 square feet of office space and 158,760 square feet of warehouse space situated on 8.6 acres.
                                At December 31, 1996, 1202 Industrial Place was
                                100% leased at an average annual lease rate of $2.16. Lease rates range from $2.10 to $2.30 per square foot.

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

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interests is subject to certain limitations. For a description of such limitations, see
Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33- 2394) attached hereto as Exhibit 99b.

     As of December 31, 1996, there were 2,335 record holders, owning an aggregate of 314,687 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended November 30, 1986, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Interest during the years ended December 31, 1992 through December 31, 1996. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors IX, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners IX, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.17 of the Agreement of Limited Partnership as contained in amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1996, no funds were available for this purpose.

ITEM 6. SELECTED FINANCIAL DATA.


                                                        Year  Ended
                                                        December 31
                            -------------------------------------------------------------------
                                1996          1995         1994           1993          1992
                            -----------   -----------   -----------   -----------   -----------
Income                      $ 2,947,806   $ 2,794,261   $ 2,743,911   $ 2,638,865   $ 2,512,659
Net Earnings                  1,160,228     1,121,097     1,064,413       861,425       827,225
Earnings per Limited
  Partnership  Interest *          3.56          3.44          3.26          2.63          2.52
Distributions per Limited
  Partnership Interest *           6.00          6.00          5.63          5.00          4.25
Total Assets at
  Year End                  $20,161,224   $20,934,041   $21,767,471   $22,519,206   $23,301,484


* Based on limited partnership interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

    As of December 31, 1996, the Partnership had cash, cash equivalents and certificates of deposit of $1,817,330, which included $1,786,967 invested in certificates of deposit and other money market instruments. Such amounts represent cash generated from operations and working capital reserves. The increase in cash and cash equivalents from December 31, 1995 to December 31, 1996 is primarily due to an increase in the net cash flow generated from the operations of the Partnership's properties.

    Rental income from leases is accrued using the straight line method over the related lease terms. At December 31, 1996 and December 31, 1995, there were $211,854 and $239,622, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rents collected (but not yet remitted to the Partnership by the property management companies managing the properties), and interest receivable on short-term investments. The decrease in accounts receivable of $60,241 (exclusive of bad debts and recoveries) from December 31, 1995 to December 31, 1996 is primarily due to decreases in receivables for rent collected (but not yet remitted by the property management companies) at Germantown, receivables related to the accruals described above at Germantown and 1202 Industrial Place, and tenant receivables at Paddock Place.

    Other assets consist primarily of deferred leasing costs. The increase in other assets of $83,571 is primarily due to an increase (exclusive of amortization) in leasing commissions.

    During the year ended December 31, 1996, the Partnership made Cash Distributions from Operations totaling $1,926,636. Subsequent to December 31, 1996, the Partnership made a Cash Distribution from Operations of $461,590, which related to the three months ended December 31, 1996. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

    Market conditions remained stable, or improved slightly, in all of the markets in which the Partnership owns property. Average occupancy increased at both Tower Place and Paddock Place and remained 100% at 1202 Industrial Place. Average occupancy at Germantown decreased from 100% in 1995 to 99% in 1996.
The average annual lease rate at December 31, 1996 increased at all four properties compared to the average lease rate at year-end 1995. Germantown and Paddock Place continue to benefit from restrictive zoning and the lack of available land for retail development in their submarkets in Germantown (Memphis) and Nashville, respectively. Although there has been a significant amount of retail development in both of these cities, it has occurred in areas which are not in close proximity to the Partnership's properties and, therefore, should not have a material impact on the performance of Germantown and Paddock Place. Although the Charlotte market has remained strong during 1996, there has been continued development of both neighborhood and larger power shopping centers, some of which have been built within close proximity to Tower Place. Thus far the new development has not adversely impacted occupancy or rental rates at Tower Place. The Dallas-Fort Worth industrial market also remained very strong in 1996, reflecting the healthy job growth that this area experienced last year. This employment growth creates a need for real estate facilities and, in fact, published reports project that approximately seven million square feet of industrial space was absorbed in Dallas-Fort Worth in 1996. This has spurred an increase in new development which could eventually have a negative impact on occupancy and rental rates.

Results of Operations

    Rental income increased $136,010 (5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Rental income increased $19,420 (1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1996, 1995, and 1994.

                                                    For the years ended
                                                        December 31,
                                        -------------------------------------------
                                           1996            1995             1994
                                        -----------     -----------     -----------
Paddock Place Shopping Center
    Rental income                       $ 1,180,740     $ 1,059,154     $ 1,083,004
    Bad debt expense (recovery)         $    (4,549)    $    (5,845)    $    (5,652)
    Average occupancy                            97%             95%             97%

Germantown Collection Shopping Center
    Rental income                       $ 1,052,117     $ 1,044,327     $ 1,022,073
    Bad debt expense                    $       -0-     $       -0-     $       -0-
    Average occupancy                            99%            100%            100%

1202 Industrial Place
    Rental income                       $   483,335     $   476,701     $   455,685
    Bad debt expense                    $       -0-     $       -0-     $       -0-
    Average occupancy                           100%            100%            100%

    Rental income at Paddock Place increased $121,586 (11%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995, primarily due to an increase in rental rates, an increase in percentage rent received from J. Alexander's Restaurant and the receipt of a $40,000 fee as consideration for the termination of the Waldenbooks' lease. Rental income decreased $23,850 (2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994, primarily due to a decrease in the reimbursement of real estate taxes partially offset by an increase in percentage rent received from J. Alexander's Restaurant.

    Paddock Place averaged 97% occupancy for the year ended December 31, 1996, a two percent increase over the previous year. Three new leases totalling 4,560 square feet were signed with the tenants taking occupancy in 1996. In March the Partnership terminated the lease of a furniture store who occupied 5,222 square feet and whose lease was to expire in August. A new 41 month lease was signed with a furniture store who took occupancy immediately upon the termination of the prior lease. Two tenants who occupy 1,781 square feet renewed their leases for five years and one tenant who occupies 4,600 square feet renewed its lease for three years. One tenant who occupied 1,330 square feet vacated its space prior to expiration of its lease. This tenant has continued to pay rent. Another tenant who occupied 2,616 square feet also vacated its space prior to the expiration of its lease and has subsequently filed bankruptcy. As of December 31, 1996, Paddock Place was 100% occupied.

    Rental income at Germantown increased $7,790 (1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs. Rental income at Germantown increased $22,254 (2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to an increase in percentage rents received from two tenants and an increase in the reimbursement of insurance costs.

    Occupancy at Germantown averaged 99% for the year ended December 31, 1996, a one percent decrease from the previous year. One new lease for 1,024 square feet was signed and this tenant took occupancy during 1996. One tenant who occupied 642 square feet vacated its space upon expiration of its lease. This space was subsequently leased and the new tenant took occupancy in February.

Three tenants who occupy 3,534 square feet renewed their leases for three years. Another tenant who occupies 1,100 square feet renewed its lease for 29 months. One tenant who occupied 2,691 square feet vacated its space upon expiration of its lease. As of December 31, 1996, Germantown was 95% occupied.

    Rental income at 1202 Industrial Place increased $6,634 (1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in tenant reimbursements for insurance costs. Rental income at 1202 Industrial Place increased $21,016 (5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to an increase in the reimbursement of real estate taxes and common area maintenance costs.

    Occupancy at 1202 Industrial Place averaged 100% for the year ended December 31, 1996, unchanged from the previous year. As of December 31, 1996, 1202 Industrial Place was 100% occupied.

    "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $118,175 (7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in rental rates along with an increase in percentage rent received from J&K Cafeterias and an increase in tenant reimbursements for common area maintenance costs, offset by lower tenant reimbursements for real estate taxes and insurance costs. Tower Place's total operating expenses increased with increases in repair and maintenance costs, property management fees, and landscaping costs offset by decreases in leasing and promotion costs, insurance and real estate taxes. Rental income at Tower Place increased $71,160 (5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 with increases in rental income and increases in reimbursements for real estate taxes and insurance costs. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1996, 1995, and 1994:

                                                   For the years ended
                                                       December 31,
                                       -------------------------------------------
                                          1996            1995             1994
                                       -----------     -----------     -----------
Tower Place Festival Shopping Center
     Rental income                     $ 1,736,077     $ 1,617,902     $ 1,546,742
     Bad debt expense (recovery)       $    (4,305)    $    (5,521)    $     8,029
     Average occupancy                          97%             96%             92%

     The Partnership's share of income from the joint venture increased $16,840 (15%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 for the reasons stated above. The Partnership's share of income from the joint venture increased $5,700 (5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 for the reasons stated above.

     Tower Place averaged 97% occupancy in 1996, a one percent increase over the previous year. One tenant who occupied 1,260 square feet vacated its space prior to the expiration of its lease. During the year seven new leases totalling 14,209 square feet were signed and these tenants took occupancy during 1996. Three tenants totalling 8,687 square feet renewed their leases for three years and one tenant who occupies 2,100 square feet renewed its lease for one year. As of December 31, 1996, Tower Place was 100% occupied.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses increased $75,745 (11%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase is due to higher repair and maintenance costs, utilities costs, snow removal costs, landscaping costs, property management fees, insurance costs, and real estate taxes. Property operating expenses at Germantown increased $19,409 (7%) primarily because of increases in parking lot repair and maintenance costs, landscaping costs and utilities. Property operating expenses at Paddock Place increased $20,827 (8%) primarily because of increases in utilities, snow removal costs and property management fees. Property operating expenses at 1202 Industrial Place increased $35,509 (27%) primarily because of increases in utilities, parking lot repair and maintenance costs, insurance and real estate taxes.

     Total property operating expenses increased $8,646 (1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase was due to higher repair and maintenance costs and insurance costs. These increases were offset by lower utility costs, landscaping costs, legal fees and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership.
General and administrative expenses increased $45,622 (17%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The Partnership became subject to electronic filing requirements with the Securities and Exchange Commission during the year ended December 31, 1995. Costs associated with filing the 1995 Form 10-K and quarterly Form 10-Q's for 1996 caused the Partnership's compliance costs to increase. Also, legal costs increased because of due diligence performed on and negotiations held with limited partners who wanted to acquire the Partnership's investor list in order to solicit the partners to purchase their interests. The Partnership also incurred additional printing and postage costs to respond to all limited partners regarding these solicitations. General and administrative expenses decreased $8,389 (3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994, primarily as a result of lower amortization of organization costs.

     Bad debt expense (recoveries), remained flat for the year ended December 31, 1996 as compared to the year ended December 31, 1995 with each of the Partnership's properties experiencing fewer collection problems. Also, the Partnership has been able to recover $4,549 in previously reserved tenant receivables at Paddock Place. Bad debt expense remained flat for the year ended December 31, 1995 as compared to the year ended December 31, 1994 with each of the Partnership's properties experiencing fewer collection problems.

     The effect of inflation on the results of operations for the years ended December 31, 1996, 1995 and 1994 was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as a part of this report:

                                                                          Page
                                                                         Number
                                                                         ------
Independent Auditors' Report                                               10

Balance Sheets - December 31, 1996 and 1995                                11

Statements of Earnings - Years ended December 31, 1996, 1995, and 1994     12

Statements of Changes in Partners' Equity - Years ended                    13
     December 31, 1996, 1995, and 1994

Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994   14

Notes to Financial Statements                                             15-19

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

We have audited the accompanying balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                        KPMG Peat Marwick LLP

Dallas, Texas
February 20, 1997

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                         1996            1995
                                                     ------------    ------------
ASSETS

Investment properties, at cost (note 3):
    Land                                             $  5,789,291    $  5,789,291
    Buildings and improvements                         17,463,605      17,392,710
                                                     ------------    ------------
                                                       23,252,896      23,182,001
    Less accumulated depreciation                       6,991,905       6,257,762
                                                     ------------    ------------
       Net investment properties                       16,260,991      16,924,239
Investment in joint venture,
    at equity (note 4)                                  1,468,518       1,535,208
Cash and cash equivalents                                 922,330         921,646
Certificates of deposit                                   895,000         895,000
Accounts and notes receivable,
 net of allowance of $9,485 and $14,034
 in 1996 and 1995, respectively (note 1)                  378,916         439,157
Other assets, at cost, net of accumulated
    amortization of $413,600 and $346,707 in
    1996 and 1995, respectively                           235,469         218,791
                                                     ------------    ------------
                                                     $ 20,161,224    $ 20,934,041
                                                     ============    ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                     $      5,536    $      8,808
Accrued property taxes                                    271,692         267,722
Security deposits and other liabilities                    90,843          91,468
Deferred income (note 3)                                   35,680          42,162
                                                     ------------    ------------
           Total liabilities                              403,751         410,160
                                                     ------------    ------------

Partners' equity:
    General Partners:
      Capital contributions                                 1,000           1,000
      Cumulative net earnings                             565,715         526,381
      Cumulative cash distributions                      (569,048)       (530,515)
                                                     ------------    ------------
                                                           (2,333)         (3,134)
                                                     ------------    ------------
    Limited Partners (314,687 Interests):
      Capital contributions, net of offering costs     27,029,395      27,029,395
      Cumulative net earnings                          10,823,519       9,702,625
      Cumulative cash distributions                   (18,093,108)    (16,205,005)
                                                     ------------    ------------
                                                       19,759,806      20,527,015
                                                     ------------    ------------
           Total partners' equity                      19,757,473      20,523,881
                                                     ------------    ------------
                                                     $ 20,161,224    $ 20,934,041
                                                     ============    ============

See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS


                                                  Years Ended
                                                  December 31
                                   -----------------------------------------
                                      1996           1995           1994
                                   -----------    -----------    -----------
Income:
    Rental (notes 3 and 7)         $ 2,716,192    $ 2,580,182    $ 2,560,762
    Interest                            99,554         98,859         73,629
    Equity in earnings of joint
      venture (note 4)                 132,060        115,220        109,520
                                   -----------    -----------    -----------
                                     2,947,806      2,794,261      2,743,911
                                   -----------    -----------    -----------

Expenses:
    Depreciation                       734,143        742,392        748,790
    Property operating (note 5)        736,577        660,832        652,186
    General and administrative         321,407        275,785        284,174
    Bad debts (recoveries), net         (4,549)        (5,845)        (5,652)
                                   -----------    -----------    -----------
                                     1,787,578      1,673,164      1,679,498
                                   -----------    -----------    -----------
        Net earnings               $ 1,160,228    $ 1,121,097    $ 1,064,413
                                   ===========    ===========    ===========

Earnings per limited partnership
 interest                          $      3.56    $      3.44    $      3.26
                                   ===========    ===========    ===========


See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                              General         Limited
                                              Partners        Partners         Total
                                            ------------    ------------    ------------
Year ended December 31, 1994:

   Balance at December 31, 1993             $     (4,944)   $ 22,076,183    $ 22,071,239
    Net earnings                                  37,728       1,026,685       1,064,413
    Cash distributions ($5.63 per limited
      partnership interest)                      (36,125)     (1,770,105)     (1,806,230)
                                            ------------    ------------    ------------
    Balance at December 31, 1994            $     (3,341)   $ 21,332,763    $ 21,329,422
                                            ------------    ------------    ------------


Year ended December 31, 1995:

    Net earnings                                  38,740       1,082,357       1,121,097
    Cash distributions ($6.00 per limited
      partnership interest)                      (38,533)     (1,888,105)     (1,926,638)
                                            ------------    ------------    ------------
    Balance at December 31, 1995            $     (3,134)   $ 20,527,015    $ 20,523,881
                                            ------------    ------------    ------------


Year ended December 31, 1996:

    Net earnings                                  39,334       1,120,894       1,160,228
    Cash distributions ($6.00 per limited
      partnership interest)                      (38,533)     (1,888,103)     (1,926,636)
                                            ------------    ------------    ------------
    Balance at December 31, 1996            $     (2,333)   $ 19,759,806    $ 19,757,473
                                            ============    ============    ============

See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                           Years ended
                                                                           December 31
                                                            -----------------------------------------
                                                               1996            1995           1994
                                                            -----------    -----------    -----------
Cash flows from operating activities:
    Net earnings                                            $ 1,160,228    $ 1,121,097    $ 1,064,413
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Bad debts (recoveries), net                                (4,549)        (5,845)        (5,652)
      Depreciation                                              734,143        742,392        748,790
      Equity in earnings of joint venture                      (132,060)      (115,220)      (109,520)
      Amortization of other assets                               66,893         65,553         76,724
      Amortization of deferred income                            (6,498)        (6,498)        (6,498)
      Change in assets and liabilities:
       Accounts and notes receivable                             64,790           (628)       (21,933)
       Other assets                                             (83,571)       (23,263)       (28,483)
       Accounts payable                                          (3,272)        (2,197)         4,572
       Accrued property taxes, security deposits
       and other liabilities and deferred income                  3,361        (19,194)        (7,992)
                                                            -----------    -----------    -----------
          Net cash provided by operating activities           1,799,465      1,756,197      1,714,421
                                                            -----------    -----------    -----------

Cash flows from investing activities:
    Additions to investment properties                          (70,895)        (3,107)       (27,598)
    Purchases of certificates of deposit                       (895,000)      (796,000)      (590,000)
 Proceeds from redemptions of certificates of deposit           895,000        789,000        590,000
    Distributions from joint venture                            198,750        182,550        174,600
                                                            -----------    -----------    -----------
          Net cash provided by investing activities             127,855        172,443        147,002
                                                            -----------    -----------    -----------

Cash flows from financing activities - cash distributions    (1,926,636)    (1,926,638)    (1,806,230)
                                                            -----------    -----------    -----------

Net increase in cash and cash equivalents                           684          2,002         55,193
Cash and cash equivalents at beginning of year                  921,646        919,644        864,451
                                                            -----------    -----------    -----------
Cash and cash equivalents at end of year                    $   922,330    $   921,646    $   919,644
                                                            ===========    ===========    ===========



See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1996

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

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1996 and 1995, there were $211,854 and $239,622, respectively, of accounts receivable related to such accruals.

    Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Effective January 1, 1995 the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which establishes the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

    No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes.





                                        15                          (Continued)

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

    The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1996 and 1995. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

    Operating leases with tenants range in terms from thirty-three months to fifteen years. Fixed minimum future rentals under existing leases at December 31, 1996 are as follows:

    Years ending December 31:
              1997                      $ 1,940,398
              1998                        1,369,547
              1999                        1,187,678
              2000                        1,000,757
              2001                          689,526
        Thereafter                          716,738
                                        -----------
                                        $ 6,904,644
                                        ===========

       Rental income includes $507,503, $475,490, and $472,225 in 1996, 1995, and 1994, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

       During 1990, the Partnership reached a settlement with a tenant which provided for the receipt of $245,000 in settlement of all past due rent and a modification of future rental obligations. In connection with this settlement, $32,491 and $38,989 at December 31, 1996 and 1995, respectively, is classified as deferred income and recognized on a straight line basis over the remaining term of the lease.

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





                                        17
                                                                     (Continued)

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


    Summarized financial information for the joint venture is as follows:

                                                                   December 31,
                                                            -------------------------
                                                               1996           1995
                                                            -----------   -----------
            Total assets, principally investment property   $10,021,353   $10,477,771
                                                            ===========   ===========

            Total liabilities                                   231,235       243,053
            Venturers' capital                                9,790,118    10,234,718
                                                            -----------   -----------
                                                            $10,021,353   $10,477,771
                                                            ===========   ===========


                                          Years ended
                                          December 31
                              ------------------------------------
                                 1996         1995         1994
                              ----------   ----------   ----------
            Income            $1,761,565   $1,643,520   $1,581,981
            Expenses             881,164      875,385      851,847
                              ----------   ----------   ----------
               Net earnings   $  880,401   $  768,135   $  730,134
                              ==========   ==========   ==========


5. TRANSACTIONS WITH AFFILIATES

      Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $14,411 during the year ended December 31, 1996.





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

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


6. RECONCILIATION OF FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

      Reconciliation of financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                             Years Ended
                                                                             December 31
                                                               ----------------------------------------
                                                                  1996           1995           1994
                                                               -----------   -----------    -----------
      Net earnings - financial statement basis                 $ 1,160,228   $ 1,121,097    $ 1,064,413
                                                               -----------   -----------    -----------
         Financial statement basis depreciation/amortization
           over tax basis depreciation/amortization                123,618       112,371        108,816
         Financial statement basis joint venture earnings
           under (over) tax basis joint venture earnings             2,906         7,527           (865)
         Tax basis rental income over (under)
           financial statement basis rental income                  23,274       (27,067)       (55,960)
                                                               -----------   -----------    -----------
      Sub-total                                                    149,798        92,831         51,991
                                                               -----------   -----------    -----------
      Net earnings - Federal income tax basis                  $ 1,310,026   $ 1,213,928    $ 1,116,404
                                                               ===========   ===========    ===========



      Reconciliation of financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                            December 31
                                                              ---------------------------------------
                                                                 1996          1995           1994
                                                              -----------   -----------   -----------
      Total partners' equity - financial statement basis      $19,757,473   $20,523,881   $21,329,422
         Current year tax basis net earnings over
           financial statement basis net earnings                 149,798        92,831        51,991
         Cumulative prior years tax basis net earnings over
           financial statement basis net earnings               1,026,103       933,272       881,281
                                                              -----------   -----------   -----------
      Total partners' equity - Federal income tax basis       $20,933,374   $21,549,984   $22,262,694
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

    The Partnership had no outstanding receivable balances at December 31, 1996 or 1995, which, individually, exceeded 5% of the Partnership's total assets.

    Rental income from a major customer was approximately $257,000 for each of the years ended 1996, 1995, and 1994, respectively.

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

Crozier Partners IX, Ltd, General Partner

         Jack E. Crozier, 68, General Partner. From 1954 through July 1989, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. Since June 1989, he has remained as a partner or limited partner in several real estate oriented limited partnerships. He is a consultant to several companies.

Murray Realty Investors IX, Inc., Corporate General Partner

 The directors and executive officers of Murray Realty Investors IX, Inc., are:

         Mitchell L. Armstrong, 46, President and Director. Mr. Armstrong became President of Murray Realty Investors IX, Inc. on November 15, 1989.
From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc., and Murray Property Investors and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants, and a member of the Institute of Certified Financial Planners.

         W. Brent Buck, 41, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors IX, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license, a Mississippi broker's license, and is a member of the International Council of Shopping Centers.


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

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------
                                        Annual Compensation
                                        -------------------
                                                                All Other
   Name and Principal Position   Year         Salary           Compensation
   ---------------------------   ----         -------          ------------
   Mitchell L Armstrong,         1996         $63,414           $   499**
     President*                  1995          61,868               329**
                                 1994          60,241               329**

   W. Brent Buck,                1996         $47,224           $   221**
     Executive Vice President*   1995          46,072               176**
                                 1994          44,861               176**


*  Offices held in Murray Realty Investors IX, Inc., the Corporate General
Partner.

** The amounts reflected under the heading "All Other Compensation" represents the Partnership's share of the full premium cost of term insurance that will benefit the executive.

     The Partnership and Murray Income Properties I, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for fifty three (53%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen (14).

     The Partnership has not paid and does not propose to pay any bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors or partners of the General Partners other than described in the above table or the above paragraph. In addition, there are no restricted stock awards, options or stock appreciation rights, or any other long term incentive payouts.

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1996.

     The following table presents certain information regarding the number of Interests owned, directly or indirectly, by (i) a general partner of a General Partner and executive officers and directors of a General Partner and (ii) a general partner of a General Partner and executive officers and directors of a General Partner as a group as of December 31, 1996:

                                                 Amount and
Title                                            Nature of        Percent
 of                                              Beneficial         of
Class         Beneficial Owner                   Ownership         Class
-----         ----------------                   ---------        -------
Limited
Partnership
Interests,    Mitchell L. Armstrong                 377(1)         .12%
$100 per      W. Brent Buck                         251(2)         .08%
Interest      Jack E. Crozier                       736(3)         .23%

Limited
Partnership
Interests,
$100 per
Interest      All General Partners as a group     1,057            .34%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 1996 the Partnership was reimbursed by Murray Income Properties I, Ltd., ("MIP I") for forty seven percent (47%) of the costs associated with the management of the Partnership and MIP I. MIP I is a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The reimbursement has been accounted for as a reduction of general and administrative expenses. Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $14,411 during the year ended December 31, 1996.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.     Financial Statements - See Index to Financial Statements in
                 Item 8 of this Form 10-K.

          2. Financial Statement Schedules with Independent Auditors' Report Thereon:

                 (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1996, 1995, and 1994.

                 (ii)   Real Estate and Accumulated Depreciation (Schedule III)
                        - December 31, 1996.

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

                 Reference is made to Exhibit 10t to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

          10e Settlement and Release Agreement with Rafferty's Inc. and Mid-South Management Group, Inc., dated December 1, 1990. Reference is made to Exhibit 10u to the 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991. (File No. 0-17183)

          10f Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

          10g Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1996. Filed herewith.

          10h Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 21, 1996 at Tower Place Festival Shopping Center. Filed herewith.

          10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated February 20, 1996) at Germantown Collection Shopping Center. Filed herewith.

          10j Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated February 22, 1996 at Paddock Place Shopping Center. Filed herewith.

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

          10l Lease Agreement with Pierce Family Partnership to lease certain premises as described within the Lease Agreement dated October 23, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10x to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

          10m Amendment to Lease Agreement with Calidad Foods, Inc. dated December 28, 1992 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10n to the 1992 Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-17183)

          10n Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-17183)

          10o Lease Agreement with Care Management Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated November 16, 1995 at 1202 Industrial

                 Place (an office/warehouse facility).  Reference is made to
                 Exhibit 10p to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1996. (File No. 0-14105)

          10p Severance Agreement by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to
                 Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          10q Severance Agreement by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          27     Financial Data Schedule.  Filed herewith.

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

     (d)  Financial Statement Schedules with Independent Auditors' Report
          Thereon:

          (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1996, 1995, and 1994.

          (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1996.

          All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties II, Ltd.:

Under date of February 20, 1997, we reported on the balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                        KPMG Peat Marwick LLP

Dallas, Texas
February 20, 1997

                                                                   Schedule II

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                         Balance at       Charged to                        Balance at
                                         beginning        costs and                           end of
    Description                          of period        expenses        Deductions          period
    -----------                         -----------      ----------       ----------        ----------
Allowance for doubtful accounts:

    Year ended December 31, 1994          $32,703           (5,652)          7,172           19,879
                                          =======           ======           =====           ======

    Year ended December 31, 1995          $19,879           (5,845)           -0-            14,034
                                          =======           ======           =====           ======

    Year ended December 31, 1996          $14,034           (4,549)           -0-             9,485
                                          =======           ======           =====           ======


    Deductions are primarily for writeoffs of accounts receivable deemed uncollectible by management.

                       MURRAY INCOME PROPERTIES II, LTD.            Schedule III
                            (a limited partnership)

                    Real Estate and Accumulated Depreciation


                               December 31, 1996


                                                                        COSTS CAPITALIZED              GROSS AMOUNT
                                                    INITIAL COST           SUBSEQUENT               AT WHICH CARRIED AT
                                                 TO PARTNERSHIP (A)      TO ACQUISITION             CLOSE OF PERIOD (D)
                                            --------------------------  -----------------  ---------------------------------------
                                                         BUILDINGS AND                                 BUILDINGS AND
    DESCRIPTION              ENCUMBRANCES     LAND       IMPROVEMENTS     IMPROVEMENTS        LAND     IMPROVEMENTS       TOTAL
    -----------              -------------  ----------   -------------    ------------     ----------  -------------   -----------
Shopping Center
  Nashville, Tennessee          $0          $3,153,285    $ 6,615,549      $  420,291      $3,153,285   $ 7,035,840    $10,189,125
Shopping Center
  Germantown (Memphis)
  Tennessee                     $0          $1,751,518    $ 6,395,078      $1,028,229      $1,751,518   $ 7,423,307    $ 9,174,825
Office/Warehouse
  Grand Prairie,
  Texas                         $0          $  884,488    $ 2,895,376      $  109,082      $  884,488   $ 3,004,458    $ 3,888,946
                                --          ----------    -----------      ----------      ----------   -----------    -----------
                                $0          $5,789,291    $15,906,003      $1,557,602      $5,789,291   $17,463,605    $23,252,896
                                ==          ==========    ===========      ==========      ==========   ===========    ===========

                                                                          LIFE ON WHICH
                                                                         DEPRECIATION IN
                                                               FISCAL    LATEST STATEMENT
                                ACCUMULATED       YEAR OF       YEAR       OF EARNINGS
    DESCRIPTION                 DEPRECIATION   CONSTRUCTION   ACQUIRED     IS COMPUTED
    -----------                 ------------   ------------   --------   ----------------
Shopping Center
  Nashville, Tennessee           $2,998,010      1985/86        1986       3-25 YEARS
Shopping Center
  Germantown (Memphis)
  Tennessee                      $2,872,169        1987         1988       3-25 YEARS
Office/Warehouse
  Grand Prairie,
  Texas                          $1,121,726        1980         1988       3-25 YEARS
                                 ----------
                                 $6,991,905
                                 ==========

NOTES:
(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B)  Reconciliation of real estate owned for 1996, 1995 and 1994:

                                           1996            1995             1994
                                        -----------     -----------     -----------
     Balance at beginning of period     $23,182,001     $23,178,894     $23,151,296
     Additions during period            $    70,895     $     3,107     $    27,598
     Retirements during period          $         0     $         0     $         0
                                        -----------     -----------     -----------
     Balance at close of period         $23,252,896     $23,182,001     $23,178,894
                                        ===========     ===========     ===========

(C)  Reconciliation of accumulated depreciation for 1996, 1995 and 1994:

                                           1996           1995          1994
                                        ----------     ----------     ----------
     Balance at beginning of period     $6,257,762     $5,515,370     $4,766,580
     Depreciation expense               $  734,143     $  742,392     $  748,790
     Retirements during period          $        0     $        0     $        0
                                        ----------     ----------     ----------
     Balance at close of period         $6,991,905     $6,257,762     $5,515,370
                                        ==========     ==========     ==========

(D) The aggregate cost of real estate at December 31, 1996 for Federal income tax purposes is $24,074,272.

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

                                        MURRAY INCOME PROPERTIES II, LTD.

                                        By:  Crozier Partners IX, Ltd.
                                             A General Partner


Dated:  March 19, 1997                       By: /s/ Jack E. Crozier
                                                 ------------------------------
                                                 Jack E. Crozier
                                                 A General Partner


                                        By:  Murray Realty Investors IX, Inc.
                                             a General Partner


Dated:  March 19, 1997                       By: /s/ Mitchell Armstrong
                                                 ------------------------------
                                                 Mitchell Armstrong
                                                 President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        Murray Realty Investors IX, Inc.
                                        A General Partner


Dated:  March 19, 1997                  By:  /s/ Brent Buck
                                             ----------------------------------
                                             Brent Buck
                                             Executive Vice President
                                             Director


Dated:  March 19, 1997                  By:  /s/ Mitchell Armstrong
                                             ----------------------------------
                                             Mitchell Armstrong
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             Director

                               INDEX TO EXHIBITS


Document
 Number          Description
--------         -----------

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

    10e          Settlement and Release Agreement with Rafferty's Inc. and
                 Mid-South Management Group, Inc., dated December 1, 1990.

                 Reference is made to Exhibit 10u to the 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991. (File No. 0-17183)

    10f Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management
                 Agreement dated January 1, 1996 at 1202 Industrial Place.
                 Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

    10g          Data Processing System Use Agreement between Murray Income
                 Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1996. Filed herewith.

    10h          Management Agreement with CK Charlotte Overhead Limited
                 Partnership for management and operation services described in the Management Agreement dated November 21, 1996 at Tower
                 Place Festival Shopping Center. Filed herewith.

    10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management
                 Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated February 20, 1996) at Germantown Collection Shopping Center. Filed herewith.

    10j Management Agreement with Brookside Commercial Services for management and operation services described in the Management
                 Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated February 22,
                 1996) at Paddock Place Shopping Center. Filed herewith.

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

    10n Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated
                 November 9, 1993 at Tower Place Festival Shopping Center.
                 Reference is made to Exhibit 10q to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-17183)

    10o Lease Agreement with Care Management Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated November 16, 1995 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10p to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1996.

    10p          Severance Agreement by and among Murray Income Properties I,
                 Ltd. and Murray Income Properties II, Ltd. and Mitchell L.
                 Armstrong dated September 16, 1996. Reference is made to
                 Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8,
                 1996. (File No. 0-14105)

    10q          Severance Agreement by and among Murray Income Properties I,
                 Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the
                 Securities and Exchange Commission on November 8, 1996. (File
                 No. 0-14105)

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