Form 10-Q
period 1997-03-31
MURRAY INCOME PROPERTIES II LTD
filed 1997-05-13
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-Q
                                  ------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


          For the quarterly period ending March 31, 1997. . . . . . . . . . .

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to __________________



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

                                 (972) 991-9090
               Registrant's Telephone Number, including Area Code

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

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                     March 31,      December 31,
                                                        1997           1996
                                                    ------------    ------------
                                                    (unaudited)
ASSETS

Investment properties, at cost
   Land                                             $  5,789,291    $  5,789,291
   Buildings and improvements                         17,469,456      17,463,605
                                                    ------------    ------------
                                                      23,258,747      23,252,896
   Less accumulated depreciation                       7,173,880       6,991,905
                                                    ------------    ------------
          Net investment properties                   16,084,867      16,260,991

Investment in joint venture, at equity                 1,455,738       1,468,518
Cash and cash equivalents                                733,546         922,330
Certificates of deposit                                  895,000         895,000
Accounts and notes receivable, net of allowance
   of $7,768 and $9,485 in 1997 and 1996,
   respectively                                          467,846         378,916
Other assets, at cost, net of accumulated
     amortization of $429,956 and $413,600 in
     1997 and 1996, respectively                         229,796         235,469
                                                    ------------    ------------
                                                    $ 19,866,793    $ 20,161,224
                                                    ============    ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $     39,744    $      5,536
Accrued property taxes                                    69,961         271,692
Security deposits and other liabilities                   89,756          90,843
Deferred income                                           44,579          35,680
                                                    ------------    ------------
          Total liabilities                              244,040         403,751
                                                    ------------    ------------

Partners' equity:
   General Partners:
     Capital contributions                                 1,000           1,000
     Cumulative net earnings                             576,252         565,715
     Cumulative cash distributions                      (578,279)       (569,048)
                                                    ------------    ------------
                                                          (1,027)         (2,333)
                                                    ------------    ------------
   Limited Partners (314,687 interests):
     Capital contributions, net of offering costs     27,029,395      27,029,395
     Cumulative net earnings                          11,139,851      10,823,519
     Cumulative cash distributions                   (18,545,466)    (18,093,108)
                                                    ------------    ------------
                                                      19,623,780      19,759,806
                                                    ------------    ------------
          Total partners' equity                      19,622,753      19,757,473
                                                    ------------    ------------
                                                    $ 19,866,793    $ 20,161,224
                                                    ============    ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
                                                  --------       --------
Income:
     Rental                                       $718,029       $723,596
     Interest                                       24,939         25,194
     Equity in earnings of joint venture            38,220         35,095
                                                  --------       --------
                                                   781,188        783,885
                                                  --------       --------

Expenses:
     Depreciation                                  181,975        183,502
     Property operating                            177,731        188,068
     General and administrative                     96,330         92,753
     Bad debts (recoveries), net                    (1,717)          (396)
                                                  --------       --------
                                                   454,319        463,927
                                                  --------       --------
Net Earnings                                      $326,869       $319,958
                                                  ========       ========



Earnings per limited partnership interest         $   1.01       $    .98
                                                  ========       ========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
-------------------------------------------------------------------------------

                                          General      Limited
                                          Partners     Partners        Total
                                          --------     --------        -----
Three months ended March 31, 1996:

     Balance at December 31, 1995        $ (3,134)    $20,527,015    $20,523,881
     Net earnings                          10,432         309,526        319,958
     Cash distributions                    (9,232)       (452,358)      (461,590)
                                         --------     -----------    ----------
     Balance at March 31, 1996           $ (1,934)    $20,384,183    $20,382,249
                                         ========     ===========    ==========


Three months ended March 31, 1997:

     Balance at December 31, 1996        $ (2,333)    $19,759,806    $19,757,473
     Net earnings                          10,537         316,332        326,869
     Cash distributions                    (9,231)       (452,358)      (461,589)
                                         --------     -----------    ----------
     Balance at March 31, 1997           $ (1,027)    $19,623,780    $19,622,753
                                         ========     ===========    ==========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                  March 31,
                                                            ----------------------
                                                              1997          1996
                                                            ---------    ---------
Cash flows from operating activities:
    Net earnings                                            $ 326,869    $ 319,958
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Bad debts (recoveries), net                            (1,717)        (396)
        Depreciation                                          181,975      183,502
        Equity in earnings of joint venture                   (38,220)     (35,095)
        Amortization of other assets                           16,356       15,839
        Amortization of deferred income                        (1,625)      (1,625)
        Change in assets and liabilities:
          Accounts receivable                                 (87,213)     (43,554)
          Other assets                                        (10,683)     (25,323)
          Accounts payable                                     34,208        7,698
          Accrued property taxes, security deposits
           and other liabilities and deferred income         (192,294)    (191,069)
                                                            ---------    ---------
             Net cash provided by operating activities        227,656      229,935
                                                            ---------    ---------

Cash flows from investing activities:
    Additions to investment properties                         (5,851)     (49,732)
    Purchases of certificates of deposit                     (199,000)    (199,000)
    Proceeds from redemptions of certificates of deposit      199,000      199,000
    Distributions from joint venture                           51,000       45,450
                                                            ---------    ---------
             Net cash provided by (used in)
              investing activities                             45,149       (4,282)
                                                            ---------    ---------

Cash flows from financing activities - cash distributions    (461,589)    (461,590)
                                                            ---------    ---------

Net decrease in cash and cash equivalents                    (188,784)    (235,937)
Cash and cash equivalents at beginning of period              922,330      921,646
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $ 733,546    $ 685,709
                                                            =========    =========




See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
-------------------------------------------------------------------------------

1.  BASIS OF ACCOUNTING

   Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1997 and December 31, 1996, $206,490 and $211,854, respectively, of accounts receivable related to such accruals.

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

   Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which established the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

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

   The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1997 and December 31, 1996. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security

-------------------------------------------------------------------------------

deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

5.  TRANSACTIONS WITH AFFILIATES

   Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $3,873 and $3,253 during the three months ended March 31, 1997 and 1996.

-------------------------------------------------------------------------------

6. OTHER

   Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

   The financial information included in this interim report as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1996 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of March 31, 1997, the Partnership had cash, cash equivalents and certificates of deposit of $1,628,546. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At March 31, 1997 and December 31, 1996, there were $206,490 and $211,854, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $87,213 (exclusive of bad debts and recoveries) from December 31, 1996 to March 31, 1997 is primarily due to increases in tenant receivables and receivables for rent collected (but not yet remitted by the property management companies) at Germantown and Paddock Place. As of March 31, 1997 and December 31, 1996, the Partnership had allowances of $7,768 and $9,485, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $201,731 from December 31, 1996 to March 31, 1997 is primarily due to the payment of 1996 property taxes for the Partnership's properties.

     During the three months ended March 31, 1997, the Partnership made Cash Distributions from Operations of $461,589 related to the three-month period ended December 31, 1996. Subsequent to March 31, 1997, the Partnership made Cash Distributions from Operations of $481,664 (which was reduced by $1,784 related to 1996 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1997. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income decreased $5,567 for the three months ended March 31, 1997 as compared to the same period in 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   1997             1996
                                                 ---------       ---------
Paddock Place Shopping Center
      Rental income                              $ 337,641       $ 354,072
      Bad debt expense (recovery)                $  (1,717)      $    (396)
      Average occupancy                                 99%             96%

Germantown Collection Shopping Center
      Rental income                              $ 251,800       $ 260,242
      Bad debt expense                           $     -0-       $     -0-
      Average occupancy                                 91%             99%

1202 Industrial Place Office/Warehouse
      Rental income                              $ 128,588       $ 109,282
      Bad debt expense                                 -0-             -0-
      Average occupancy                                100%            100%

     Paddock Place Shopping Center in Nashville, Tennessee had an increase in base rents and also had increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes for the three months ended March 31, 1997. However, the 1996 same period income included a one time $40,000 fee as consideration for the termination of the Waldenbooks lease. The increase in rent income components described above in the amount of $23,569 less the one time fee of $40,000 received in 1996 resulted in the net decrease of $16,431 for the three months ended March 31, 1997 as compared to the same period in 1996.

     Occupancy at Paddock Place averaged 99% during the first quarter, a one percent decrease from the previous quarter. One tenant who occupied 2,616 square feet vacated its space prior to the expiration of its lease and has subsequently filed bankruptcy. Two tenants who occupy 4,738 square feet renewed their leases for five years. Subsequent to the end of the quarter, a five year lease was signed with a tenant who will occupy 1,330 square feet.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee decreased $8,442 for the three months ended March 31, 1997 as compared to the same period in 1996 due to a decrease in occupancy, offset by an increase in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown averaged 91% during the first quarter, a seven percent decrease from the previous quarter. Two tenants who occupied 3,333 square feet vacated their spaces upon expiration of their leases on November 30, 1996. Another tenant who occupied 3,208 square feet vacated its space upon the expiration of its lease on December 31, 1996. In February a new tenant who signed a lease for 642 square feet took occupancy of its space and in March a tenant who signed a lease for 3,208 square feet took occupancy of its space. One tenant who occupies 1,577 square feet renewed its lease for three years. As of March 31, 1997, the Germantown Collection was 95% occupied.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $19,306 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an increase in tenant reimbursement for common area maintenance costs and real estate taxes.

     Occupancy at 1202 Industrial Place remained 100% during the quarter.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $20,607 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates, and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received. Tower Place's total operating expenses were flat with increases in repair and maintenance costs and property management fees being offset by lower landscaping costs. The following information details rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                                Three Months Ended
                                                    March 31,
                                             ------------------------
                                                1997          1996
                                             ----------     ---------
Tower Place Shopping Center
      Rental income                             468,390     $ 447,783
      Bad debt expense (recovery)            $      -0-     $     (94)
      Average occupancy                              99%           95%

      The Partnership's share of income from the joint venture increased $3,125 for the quarter ended March 31, 1997 as compared to the same period in 1996 for the reasons stated above.

      Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 99% during the quarter, unchanged from the previous quarter. During the fourth quarter three new tenants who signed leases for 5,220 square feet took occupancy of their spaces. One tenant who occupied 2,100 square feet vacated its space in February upon the expiration of its lease. One tenant who occupies 1,512 square feet exercised an option to renew its lease for five years.

      Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

      Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses decreased $10,337 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease is due to lower repair and maintenance costs, utilities costs, snow removal costs, property management fees and insurance costs. Property operating expenses at Germantown were flat with decreases in repair and maintenance costs being offset by increases in leasing and promotion costs. Property operating expenses decreased at Paddock Place due to lower utilities, repair and maintenance costs, snow removal costs and property management fees. Property operating expenses at 1202 Industrial Place decreased due to lower repair and maintenance costs offset by an increase in real estate taxes.

      General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $3,577 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily as a result of higher investor services costs, telephone costs, and salaries and benefits.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               3a Agreement of Limited Partnership of Murray Income Properties II, Ltd. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294)

               3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-17183)

               3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-17183)

               10a Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the 1996 Form 10-Q filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

               27   Financial Data Schedule. Filed herewith.

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

          (b) Reports on Form 8-K filed during the three months ended March 31, 1997:

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

                                     Murray Income Properties II, Ltd.

                                     By:  Murray Realty Investors IX, Inc.
                                          A General Partner



Dated:  May 13, 1997                 By:      /s/ Mitchell Armstrong
                                          ---------------------------------
                                          Mitchell Armstrong
                                          President
                                          Chief Financial Officer

                                 EXHIBIT INDEX

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

  10a               Management Agreement with Murray Realty Investors IX, Inc.
                    for management and operation services described in the Management Agreement dated January 1, 1996 at 1202
                    Industrial Place. Reference is made to Exhibit 10a to the 1996 Form 10-Q filed with the Securities and Exchange
                    Commission on May 13, 1996. (File No. 0-17183)

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