Form 10-Q
period 1997-06-30
MURRAY INCOME PROPERTIES II LTD
filed 1997-08-08
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997. . . . . . . . .

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                              COMMISSION FILE NO.
                                    0-17183

                                  ----------

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
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                         June 30,        December 31,
                                                           1997              1996
                                                       ------------      ------------
                                                       (unaudited)
ASSETS
Investment properties, at cost:
    Land                                               $  5,789,291      $  5,789,291
    Buildings and improvements                           17,486,188        17,463,605
                                                       ------------      ------------
                                                         23,275,479        23,252,896
    Less accumulated depreciation                         7,355,581         6,991,905
                                                       ------------      ------------
       Net investment properties                         15,919,898        16,260,991

Investment in joint venture, at equity                    1,433,940         1,468,518
Cash and cash equivalents                                   789,895           922,330
Certificates of deposit                                     895,000           895,000
Accounts and notes receivable, net of allowance
    of $9,456 and $9,485 in 1997 and 1996,
    respectively                                            383,731           378,916
Other assets, at cost, net of accumulated
    amortization of $446,492 and $413,600 in
    1997 and 1996, respectively                             255,512           235,469
                                                       ------------      ------------
                                                       $ 19,677,976      $ 20,161,224
                                                       ============      ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                       $     29,399      $      5,536
Accrued property taxes                                      149,644           271,692
Security deposits and other liabilities                      88,684            90,843
Deferred income                                              35,337            35,680
                                                       ------------      ------------
       Total liabilities                                    303,064           403,751
                                                       ------------      ------------

Partners' equity:
    General Partners:
      Capital contributions                                   1,000             1,000
      Cumulative net earnings                               584,921           565,715
      Cumulative cash distributions                        (587,913)         (569,048)
                                                       ------------      ------------
                                                             (1,992)           (2,333)
                                                       ------------      ------------
    Limited Partners (314,687 interests):
      Capital contributions, net of offering costs       27,029,395        27,029,395
      Cumulative net earnings                            11,365,006        10,823,519
      Cumulative cash distributions                     (19,017,497)      (18,093,108)
                                                       ------------      ------------
                                                         19,376,904        19,759,806
                                                       ------------      ------------
       Total partners' equity                            19,374,912        19,757,473
                                                       ------------      ------------
                                                       $ 19,677,976      $ 20,161,224
                                                       ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
-------------------------------------------------------------------------------

                                          Three Months Ended             Six Months Ended
                                               June 30,                       June 30,
                                        ------------------------      --------------------------
                                          1997          1996             1997            1996
                                        --------     -----------      ----------     -----------
Income:
    Rental                              $646,159     $   649,163      $1,364,188     $ 1,372,759
    Interest                              24,226          24,111          49,165          49,305
    Equity in earnings of joint
     venture                              32,652          31,487          70,872          66,582
                                        --------     -----------      ----------     -----------
                                         703,037         704,761       1,484,225       1,488,646
                                        --------     -----------      ----------     -----------

Expenses:
    Depreciation                         181,701         183,770         363,676         367,272
    Property operating                   213,846         168,120         391,577         356,188
    General and administrative            71,478          83,385         167,808         176,138
    Bad debts (recoveries), net            2,188          (1,676)            471          (2,072)
                                        --------     -----------      ----------     -----------
                                         469,213         433,599         923,532         897,526
                                        --------     -----------      ----------     -----------
Net Earnings                            $233,824     $   271,162      $  560,693     $   591,120
                                        ========     ===========      ==========     ===========

Earnings per limited
 partnership interest                   $    .72     $       .83      $     1.72     $      1.82
                                        ========     ===========      ==========     ===========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
-------------------------------------------------------------------------------

                                        General         Limited
                                        Partners        Partners           Total
                                        --------      ------------      ------------
Six months ended June 30, 1996:

    Balance at December 31, 1995        $ (3,134)     $ 20,527,015      $ 20,523,881
      Net earnings                        19,894           571,226           591,120
      Cash distributions                 (18,464)         (904,715)         (923,179)
                                        --------      ------------      ------------
      Balance at June 30, 1996          $ (1,704)     $ 20,193,526      $ 20,191,822
                                        ========      ============      ============


Six months ended June 30, 1997:

    Balance at December 31, 1996        $ (2,333)     $ 19,759,806      $ 19,757,473
      Net earnings                        19,206           541,487           560,693
      Cash distributions                 (18,865)         (924,389)         (943,254)
                                        --------      ------------      ------------
      Balance at June 30, 1997          $ (1,992)     $ 19,376,904      $ 19,374,912
                                        ========      ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                1997           1996
                                                              ---------      ---------
Cash flows from operating activities:
    Net earnings                                              $ 560,693      $ 591,120
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                               471         (2,072)
          Depreciation                                          363,676        367,272
          Amortization of other assets                           32,892         32,841
          Equity in earnings of joint venture                   (70,872)       (66,582)
          Amortization of deferred income                        (3,249)        (3,249)
          Change in assets and liabilities:
             Accounts receivable                                 (5,286)         9,722
             Other assets                                       (52,935)       (73,282)
             Accounts payable                                    23,863         10,521
             Accrued property taxes, security deposits
              and other liabilities and deferred income        (121,301)      (110,315)
                                                              ---------      ---------
              Net cash provided by operating activities         727,952        755,976
                                                              ---------      ---------

Cash flows from investing activities:
    Additions to investment properties                          (22,583)       (51,035)
    Purchases of certificates of deposit                       (398,000)      (398,000)
    Proceeds from redemptions of certificates of deposit        398,000        398,000
    Distributions from joint venture                            105,450         96,750
                                                              ---------      ---------
              Net cash provided by investing activities          82,867         45,715
                                                              ---------      ---------

Cash flows from financing activities - cash distributions      (943,254)      (923,179)
                                                              ---------      ---------

Net decrease in cash and cash equivalents                      (132,435)      (121,488)
Cash and cash equivalents at beginning of period                922,330        921,646
                                                              ---------      ---------
Cash and cash equivalents at end of period                    $ 789,895      $ 800,158
                                                              =========      =========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. BASIS OF ACCOUNTING

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1997 and December 31, 1996, $202,166 and $211,854, respectively, of accounts receivable related to such accruals.

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

    The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1997 and December 31, 1996. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

-------------------------------------------------------------------------------

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

5.  TRANSACTIONS WITH AFFILIATES

    Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $7,684 and $6,968 during the six months ended June 30, 1997 and 1996.

-------------------------------------------------------------------------------

6. OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1996 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Partnership had cash, cash equivalents and certificates of deposit of $1,684,895. Such amounts represents cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At June 30, 1997 and December 31, 1996, $202,166 and $211,854, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $5,286 (exclusive of bad debts and recoveries) from December 31, 1996 to June 30, 1997 is primarily due to increases in tenant receivables at Germantown and Paddock Place. As of June 30, 1997 and December 31, 1996, the Partnership had allowances of $9,456 and $9,485, respectively, for uncollectible accounts receivable.

     The increase in accounts payable of $23,863 from December 31, 1996 to June 30, 1997 is primarily because of an increase in accounts payable at 1202 Industrial Place due to parking lot repairs being completed at the end of June.

     The decrease in accrued property taxes of $122,048 from December 31, 1996 to June 30, 1997 is primarily due to payments of 1996 property taxes for the Partnership's properties.

     During the three months ended June 30, 1997, the Partnership made Cash Distributions from Operations of $481,665, (which was reduced by $1,784 related to North Carolina state income taxes paid on behalf of the partners in connection with the operations of Tower Place Joint Venture) related to the three-month period ended March 31, 1997. Subsequent to June 30, 1997, the Partnership made Cash Distributions from Operations of $481,665, relating to the three months ended June 30, 1997. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income decreased $8,571 for the six months ended June 30, 1997 as compared to the same period in 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                            Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                          -----------------------       -------------------------
                                            1997           1996           1997            1996
                                          --------      ---------       ---------       ---------
Paddock Place Shopping Center
     Rental income                        $267,359      $ 265,423       $ 605,000       $ 619,495
     Bad debt expense (recovery)          $  1,501      $  (1,676)      $    (216)      $  (2,072)
     Average occupancy                          95%            96%             97%             96%

Germantown Collection Shopping Center

     Rental income                        $252,256      $ 259,056       $ 504,056       $ 519,298
     Bad debt expense                     $    687          $ -0-       $     687           $ -0-
     Average occupancy                          95%           100%             93%            100%

1202 Industrial Place

     Rental income                        $126,544      $ 124,684       $ 255,132       $ 233,966
     Bad debt expense                          -0-            -0-             -0-             -0-
     Average occupancy                         100%           100%            100%            100%

    Paddock Place Shopping Center in Nashville, Tennessee had an increase in base rents and also had increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes for the six months ended June 30, 1997. However, the 1996 same period income included a one time $40,000 fee as consideration for the termination of the Waldenbooks lease. The increase in rent income components described above in the amount of $25,505 less the one time fee of $40,000 received in 1996 resulted in a net decrease of $14,495 for the six months ended June 30, 1997 as compared to the same period in 1996.

    Occupancy at Paddock Place averaged 95% during the second quarter, a four percent decrease from the previous quarter. One tenant who occupied 2,626 square feet vacated its space at the end of February and subsequently filed bankruptcy. Another tenant who occupied 1,330 square feet vacated its space upon expiration of its lease at the end of March. This space has been leased and the new tenant took occupancy on June 1, 1997.

    Rental income at the Germantown Collection in Germantown (Memphis), Tennessee decreased $15,242 for the six months ended June 30, 1997 as compared to the same period in 1996 due to a decrease in occupancy, offset by an increase in tenant reimbursements for common area maintenance costs.

    Occupancy at Germantown averaged 95% for the second quarter, a four percent increase over the previous quarter. The increase in occupancy was due to two new tenants taking occupancy of their spaces late in the first quarter. One tenant who occupies 1,679 square feet renewed its lease for five years and a tenant who occupies 4,003 square feet renewed its lease for three years. In May the shopping center monument signs were painted.

    Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $21,166 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increase in tenant reimbursement for common area maintenance costs and real estate taxes.

    Occupancy at 1202 Industrial Place remained 100% during the second quarter, unchanged from the previous quarter. Parking lot repairs were completed at the property in June.

    "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $31,361 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received. Tower Place's total operating expenses were flat with increases in property management fees and leasing and promotion costs being offset by decreases in real estate taxes, landscaping costs and security costs. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                       Three Months Ended             Six Months Ended
                                             June 30,                     June 30,
                                     -----------------------       -----------------------
                                       1997           1996           1997          1996
                                     --------      ---------       --------      ---------
Tower Place Shopping Center

     Rental income                   $434,938      $ 424,184       $903,328      $ 871,967
     Bad debt expense (recovery)     $    960      $    (597)      $    960      $    (691)
     Average occupancy                     98%            98%            98%            96%

     The Partnership's share of income from the joint venture increased $4,290 for the six months ended June 30, 1997 as compared to the same period in 1996 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 98% during the second quarter, a one percent decrease from the previous quarter. In June one tenant who occupied 1,604 square feet vacated its space prior to the expiration of its lease. The General Partners are attempting to collect what is owed under the lease. One new tenant who signed a lease for 2,100 square feet took occupancy of its space in late June. Two tenants who occupy 2,590 square feet renewed their leases for three years.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $35,389 for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is due to higher repair and maintenance costs, landscaping costs and real estate taxes. Property operating expenses at Germantown increased primarily due to increases in landscaping costs and leasing and promotion costs. Property operating expenses at Paddock Place were flat with increases in real estate taxes and repair and maintenance costs being offset by decreases in utilities and snow removal costs. Property operating expenses at 1202 Industrial Place increased primarily because of increases in parking lot repair and maintenance costs and real estate taxes offset by a decrease in insurance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $8,330 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to a decrease in legal costs and investor services costs.

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

     (b)  Reports on Form 8-K filed during the quarter ended June 30, 1997:

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

                                        MURRAY INCOME PROPERTIES II, LTD.

                                        By:  Murray Realty Investors IX, Inc.
                                             A General Partner



Date: August 9, 1997                    By:  /s/ Mitchell Armstrong
                                             ----------------------------------
                                             Mitchell Armstrong
                                             President
                                             Chief Financial Officer

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