Form 10-Q
period 1997-09-30
MURRAY INCOME PROPERTIES II LTD
filed 1997-11-12
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997 . . . . . . . . . .

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
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    September 30,   December 31,
                                                       1997            1996
                                                    ------------    ------------
                                                    (unaudited)
ASSETS
Investment properties, at cost:
  Land                                              $  5,789,291    $  5,789,291
  Buildings and improvements                          17,495,190      17,463,605
                                                    ------------    ------------
                                                      23,284,481      23,252,896
  Less accumulated depreciation                        7,536,611       6,991,905
                                                    ------------    ------------
     Net investment properties                        15,747,870      16,260,991

Investment in joint venture, at equity                 1,415,097       1,468,518
Cash and cash equivalents                                788,374         922,330
Certificates of deposit                                  896,000         895,000
Accounts and notes receivable, net of allowance
  of $7,366 and $9,485 in 1997 and 1996,
  respectively                                           416,230         378,916
Other assets, at cost, net of accumulated
  amortization of $463,082 and $413,600 in
  1997 and 1996, respectively                            238,557         235,469
                                                    ------------    ------------
                                                    $ 19,502,128    $ 20,161,224
                                                    ============    ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                    $      6,183    $      5,536
Accrued property taxes                                   226,107         271,692
Security deposits and other liabilities                   88,684          90,843
Deferred income                                           27,617          35,680
                                                    ------------    ------------
          Total liabilities                              348,591         403,751
                                                    ------------    ------------

Partners' equity:
  General Partners:
     Capital contributions                                 1,000           1,000
     Cumulative net earnings                             594,105         565,715
     Cumulative cash distributions                      (597,546)       (569,048)
                                                    ------------    ------------
                                                          (2,441)         (2,333)
                                                    ------------    ------------
  Limited Partners (314,687 interests):
     Capital contributions, net of offering costs     27,029,395      27,029,395
     Cumulative net earnings                          11,616,111      10,823,519
     Cumulative cash distributions                   (19,489,528)    (18,093,108)
                                                    ------------    ------------
                                                      19,155,978      19,759,806
                                                    ------------    ------------
          Total partners' equity                      19,153,537      19,757,473
                                                    ------------    ------------
                                                    $ 19,502,128    $ 20,161,224
                                                    ============    ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
--------------------------------------------------------------------------------


                                      Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                  --------------------------    --------------------------
                                     1997           1996           1997           1996
                                  -----------    -----------    -----------    -----------
Income:
    Rental                        $   669,129    $   689,200    $ 2,033,317    $ 2,061,959
    Interest                           24,981         25,039         74,146         74,344
    Equity in earnings of joint
     venture                           34,407         33,097        105,279         99,679
                                  -----------    -----------    -----------    -----------
                                      728,517        747,336      2,212,742      2,235,982
                                  -----------    -----------    -----------    -----------

Expenses:
    Depreciation                      181,030        183,568        544,706        550,840
    Property operating                190,188        212,144        581,765        568,332
    General and administrative         98,076         79,763        265,884        255,901
    Bad debts (recoveries), net        (1,066)        (1,289)          (595)        (3,361)
                                  -----------    -----------    -----------    -----------
                                      468,228        474,186      1,391,760      1,371,712
                                  -----------    -----------    -----------    -----------
Net Earnings                      $   260,289    $   273,150    $   820,982    $   864,270
                                  ===========    ===========    ===========    ===========



Earnings per limited
 partnership interest             $       .80    $       .84    $      2.52    $      2.65
                                  ===========    ===========    ===========    ===========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------

                                           General        Limited
                                          Partners        Partners         Total
                                        ------------    ------------    ------------
Nine months ended September 30, 1996:

    Balance at December 31, 1995        $     (3,134)   $ 20,527,015    $ 20,523,881
      Net earnings                            29,389         834,881         864,270
      Cash distributions                     (27,695)     (1,357,073)     (1,384,768)
                                        ------------    ------------    ------------
      Balance at September 30, 1996     $     (1,440)   $ 20,004,823    $ 20,003,383
                                        ============    ============    ============


Nine months ended September 30, 1997:

    Balance at December 31, 1996        $     (2,333)   $ 19,759,806    $ 19,757,473
      Net earnings                            28,390         792,592         820,982
      Cash distributions                     (28,498)     (1,396,420)     (1,424,918)
                                        ------------    ------------    ------------
      Balance at September 30, 1997     $     (2,441)   $ 19,155,978    $ 19,153,537
                                        ============    ============    ============





See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Nine Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                1997           1996
                                                            -----------    -----------
Cash flows from operating activities:
    Net earnings                                            $   820,982    $   864,270
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                              (595)        (3,361)
          Depreciation                                          544,706        550,840
          Amortization of other assets                           49,482         49,927
          Equity in earnings of joint venture                  (105,279)       (99,679)
          Amortization of deferred income                        (4,874)        (4,877)
          Change in assets and liabilities:
             Accounts receivable                                (36,719)        18,893
             Other assets                                       (52,570)       (79,956)
             Accounts payable                                       647          8,108
             Accrued property taxes, security deposits
              and other liabilities and deferred income         (50,933)       (64,746)
                                                            -----------    -----------
                Net cash provided by operating activities     1,164,847      1,239,419
                                                            -----------    -----------

Cash flows from investing activities:
    Additions to investment properties                          (31,585)       (64,895)
    Purchases of certificates of deposit                       (697,000)      (696,000)
    Proceeds from redemptions of certificates of deposit        696,000        696,000
    Distributions from joint venture                            158,700        148,050
                                                            -----------    -----------
                Net cash provided by investing activities       126,115         83,155
                                                            -----------    -----------

Cash flows from financing activities - cash distributions    (1,424,918)    (1,384,768)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                      (133,956)       (62,194)
Cash and cash equivalents at beginning of period                922,330        921,646
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $   788,374    $   859,452
                                                            ===========    ===========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF ACCOUNTING

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1997 and December 31, 1996, $194,363 and $211,854, respectively, of accounts receivable related to such accruals.

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

    The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 1997 and December 31, 1996. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

5.  TRANSACTIONS WITH AFFILIATES

    Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $11,495 and $10,683 during the nine months ended September 30, 1997 and 1996.

--------------------------------------------------------------------------------

6.  OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1996 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Partnership had cash, cash equivalents and certificates of deposit of $1,684,374. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At September 30, 1997 and December 31, 1996, $194,363 and $211,854, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $36,719 (exclusive of bad debts and recoveries) from December 31, 1996 to September 30, 1997 is primarily due to increases in tenant receivables at Germantown and Paddock Place and increases in receivables for rent collected (but not yet remitted by the property management companies) at each of the properties. As of September 30, 1997 and December 31, 1996, the Partnership had allowances of $7,366 and $9,485, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $45,585 from December 31, 1996 to September 30, 1997 is primarily due to payments of 1996 property taxes for the Partnership's properties.

     During the three months ended September 30, 1997, the Partnership made Cash Distributions from Operations of $481,664 relating to the three-month period ended June 30, 1997. Subsequent to September 30, 1997, the Partnership made the regular Quarterly Cash Distributions from Operations of $481,664, relating to the three months ended September 30, 1997. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income decreased $28,642 for the nine months ended September 30, 1997 as compared to the same period in 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                   -----------------------     -----------------------
                                     1997          1996          1997          1996
                                   ---------     ---------     ---------     ---------
PADDOCK PLACE SHOPPING CENTER

     Rental income                 $ 288,426     $ 286,505     $ 893,426     $ 906,000
     Bad debt expense (recovery)   $  (1,066)    $  (1,289)    $  (1,282)    $  (3,361)
     Average occupancy                    90%           96%           95%           96%


GERMANTOWN SHOPPING CENTER

     Rental income                 $ 254,158     $ 278,010     $ 758,214     $ 797,308
     Bad debt expense (recovery)   $       0     $       0     $     687     $       0
     Average occupancy                    95%          100%           94%          100%

1202 INDUSTRIAL PLACE

     Rental income                 $ 126,545     $ 124,685     $ 381,677     $ 358,651
     Bad debt expense (recovery)           0             0             0             0
     Average occupancy                   100%          100%          100%          100%

     Paddock Place Shopping Center in Nashville, Tennessee had an increase in base rents and also had increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes for the nine months ended September 30, 1997. However, the 1996 same period income included a one time $40,000 fee as consideration for the termination of the Waldenbooks lease. The increase in rent income components described above in the amount of $27,426 less the one time fee of $40,000 received in 1996 resulted in a net decrease of $12,574 for the nine months ended September 30, 1997 as compared to the same period in 1996.

    Occupancy at Paddock Place averaged 90% for the third quarter, a five percent decrease from the previous quarter. One tenant who occupied 4,065 square feet vacated its space upon expiration of its lease in June. This space has subsequently been leased and the new tenant will take occupancy in the first quarter of 1998.

    Rental income at Germantown Collection in Germantown (Memphis), Tennessee decreased $39,094 for the nine months ended September 30, 1997 as compared to the same period in 1996 due to a decrease in occupancy, offset by an increase in tenant reimbursements for common area maintenance costs.

    Occupancy at the Germantown averaged 95% during the third quarter, unchanged from the previous quarter.

    Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $23,026 for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to an increase in tenant reimbursements for common area maintenance costs and real estate taxes.

    Occupancy at 1202 Industrial Place remained 100% during the third quarter, unchanged from the previous quarter.

    "Equity in earnings of joint venture", as reflected in the Statement of Earnings, represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), N.C. increased $34,305 for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received. Tower Place's total operating expenses decreased with decreases in repair and maintenance costs and utilities being offset by increases in leasing and promotion costs and property management fees. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place.

                                         Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                   --------------------------     --------------------------
                                      1997           1996            1997           1996
                                   -----------    -----------     -----------    -----------
TOWER PLACE SHOPPING CENTER

     Rental income                 $   432,535    $   429,591     $ 1,335,863    $ 1,301,558
     Bad debt expense (recovery)   $         0    $    (2,325)    $       960    $    (3,016)
     Average occupancy                      98%            97%             98%            97%

     The Partnership's share of income from the joint venture increased $5,600 for the nine months ended September 30, 1997 as compared to the same period in 1996 for the reasons stated above.

     Occupancy at Tower Place averaged 98% during the third quarter, unchanged from the previous quarter. In June a new tenant who signed a lease for 2,100 square feet took occupancy of its space and in August a tenant who occupied 1,260 square feet vacated its space upon expiration of its lease.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased 13,433 for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is due to higher real estate taxes and leasing and promotion costs. Property operating expenses at Germantown decreased with decreases in parking lot repairs and maintenance being offset by increases in leasing and promotion costs. Property operating expenses at Paddock Place increased with increases in real estate taxes and repair and maintenance costs being offset by decreases in utilities and snow removal costs. Property operating expenses at 1202 Industrial Place increased primarily due to increases in repair and maintenance costs and real estate taxes offset by a decrease in insurance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $9,983 for the nine months ended September 30, 1997 as compared to the same period in 1996, primarily due to increases in rent, telephone, salaries and benefits, seminars and education costs, travel costs and legal and accounting fees.

     Recently the General Partners received an unsolicited offer to purchase all of the Partnership's properties, as well as the properties owned by Murray Income Properties I, Ltd. This offer was carefully considered, but ultimately rejected due to the General Partners' determination that the terms of the offer were not in the best interests of the Limited Partners.

     Over the past several years the real estate markets have gotten stronger and the properties' performance has improved. This improvement has resulted in an increase in the number of potential buyers as well as the number of parties interested in purchasing limited partnership units on the secondary market. Some of these groups have solicited our limited partners with offers to buy their units at prices well below the liquidation value stated each year in the Partnership's annual report. Barring any unforseen circumstances, the General Partners believe that the markets will continue to improve. Also, management will continue to pursue a strategy of carefully selecting tenants, achieving the highest rents possible, and maintaining the properties in first class condition. This strategy should result in the properties being well positioned when the decision to sell is made. Management is constantly analyzing market conditions, comparable sales, and economic trends in order to evaluate their impact on the value of the Partnership's properties, and intends to sell the portfolio at the time when such a sale will maximize the properties' values and otherwise be in the best interest of the Limited Partners.

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

           (b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

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

                                     Murray Income Properties II, Ltd.

                                     By: Murray Realty Investors IX, Inc.
                                         A General Partner



Date:  November 12, 1997             By:  /s/ Mitchell Armstrong
                                         ----------------------------------
                                         Mitchell Armstrong
                                         President
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

                                  DESCRIPTION

     Exhibit No.
          3a   Agreement of Limited Partnership of Murray Income Properties II,
               Ltd. Reference is made to Exhibit A of the Prospectus dated
               February 20, 1986 contained in Amendment No. 1 to Partnership's
               Form S-11 Registration Statements filed with the Securities and
               Exchange Commission on February 13, 1986. (File No. 33-2294)

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