Form 10-K
period 1997-12-31
MURRAY INCOME PROPERTIES II LTD
filed 1998-03-24
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended DECEMBER 31, 1997

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

                 Yes  [X]                              No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               TABLE OF CONTENTS

                                                                                                       Page
                                                              PART I
Item 1.           Business                                                                               1

Item 2.           Properties                                                                             3

Item 3.           Legal Proceedings                                                                      3

Item 4.           Submission of Matters to a Vote of Security Holders                                    3

                                                             PART II

Item 5.           Market for the Partnership's Limited Partnership
                  Interests and Related Security Holder Matters                                          4

Item 6.           Selected Financial Data                                                                4

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    5

Item 8.           Financial Statements and Supplementary Data                                           10

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                                21

                                                             PART III

Item 10.          Directors and Executive Officers of the Partnership                                   22

Item 11.          Executive Compensation                                                                23

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                                                        24

Item 13.          Certain Relationships and Related Transactions                                        25

                                                             PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                                   26

Signatures                                                                                              32

Index to Exhibits                                                                                       33

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

     Tower Place Festival Shopping Center. At December 31, 1997, Tower Place was 100% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeteria lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1996, Tower Place was 100% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                   Rentable                 Percent Leased at
Property                         Square Feet                December 31, 1997
--------                         -----------                -----------------
   1                               248,700                         96%
   2                                40,800                         97%
   3                                65,800                         96%

     Paddock Place Shopping Center. At December 31, 1997, Paddock Place was 100% leased. One tenant, Rafferty's, leases 11.6% of the total rentable space of the property. J. Alexander's, a full service restaurant, is occupying the space under a sub-lease. The Rafferty's lease expires on December 31, 2001 and the tenant has an option to extend the term of the lease for two successive periods of five years each. At December 31, 1996, Paddock Place was 100% leased.

     Paddock Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                  Rentable                  Percent Leased at
Property                         Square Feet                December 31, 1997
--------                         -----------                -----------------
   1                               178,491                         96%
   2                               108,000                         95%
   3                                15,753                        100%

     Germantown Collection Shopping Center. At December 31, 1997, Germantown was 100% leased. One tenant, Chili's, leases 11% of the total rentable space. The Chili's lease expires on December 31, 2004, and the tenant has the option to extend the term of the lease for three consecutive terms of five years each. Another tenant, Sofa Connection, leases 16% of the total rentable space. This lease expired on December 31, 1997. At December 31, 1996, Germantown was 95% leased.

     Germantown is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                   Rentable                 Percent Leased at
Property                         Square Feet                December 31, 1997
--------                         -----------                -----------------
   1                                88,500                        100%
   2                                84,000                         90%
   3                                38,000                        100%

     1202 Industrial Place. At December 31, 1997 and December 31, 1996, 1202 Industrial Place was 100% leased. The Pierce Family Partnership lease expires on October 31, 2002 and the tenant has an option to renew the lease for one additional term of five years. The Care Management Enterprises, Inc. lease expires on November 30, 2000. Pierce Family Partnership leases 69% of the total rentable space of the property and Care Management Enterprises, Inc. leases 31% of the total rentable space.

     1202 Industrial Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                   Rentable                 Percent Leased at
Property                         Square Feet                December 31, 1997
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

ITEM 2.  PROPERTIES.

The Partnership owns a 15% interest in Tower Place Joint Venture which owns the property described below:

Location                    Description of Property
--------                    -----------------------
Pineville (Charlotte),      Tower Place Festival Shopping Center
  North Carolina            A 114,562 square foot shopping center situated on
                            10.777 acres.  At December 31, 1997, Tower Place was
                            100% leased at an average annual lease rate of
                            $13.69.  Lease rates range from $8.00 to $16.50 per
                            square foot.

The Partnership also owns the properties described below:

Nashville, Tennessee        Paddock Place Shopping Center
                            A 68,629 square foot shopping center situated on
                            4.66 acres.  At December 31, 1997, Paddock Place was
                            100% leased at an average annual lease rate of
                            $13.65. Lease rates range from $9.50 to $18.50 per
                            square foot.

Germantown (Memphis),       Germantown Collection Shopping Center
  Tennessee                 A 55,730 square foot shopping center situated on
                            11.4 acres.  At December 31, 1997, Germantown was
                            100% leased at an average annual lease rate of
                            $15.48. Lease rates range from $13.00 to $19.79 per
                            square foot.

Grand Prairie, Texas        1202 Industrial Place
                            An office/warehouse facility containing 14,040
                            square feet of office space and 158,760 square feet
                            of warehouse space situated on 8.6 acres.  At
                            December 31, 1997, 1202 Industrial Place was 100%
                            leased at an average annual lease rate of $2.53.
                            Lease rates range from $2.25 to $3.15 per square
                            foot.

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

     As of December 31, 1997, there were 2,242 record holders, owning an aggregate of 314,687 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended November 30, 1986, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Interest during the years ended December 31, 1993 through December 31, 1997. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors IX, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners IX, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.17 of the Agreement of Limited Partnership as contained in amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1997, no funds were available for this purpose.

ITEM 6. SELECTED FINANCIAL DATA.

                                                       Year Ended December 31,
                           --------------------------------------------------------------------------
                               1997            1996           1995            1994            1993
                           -----------      ----------    -----------      ----------      ----------
Income                     $ 2,927,389      $2,947,806    $ 2,794,261      $2,743,911      $2,638,865
Net Earnings                 1,108,782       1,160,228      1,121,097       1,064,413         861,425
Earnings per Limited
  Partnership  Interest *         3.40            3.56           3.44            3.26            2.63
Distributions per Limited
  Partnership Interest *          5.94            6.00           6.00            5.63            5.00
Total Assets at
  Year End                 $19,396,894     $20,161,224    $20,934,041     $21,767,471     $22,519,206


* Based on limited partnership interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

    As of December 31, 1997, the Partnership had cash, cash equivalents and certificates of deposit of $1,786,256, which included $1,761,748 invested in certificates of deposit and other money market instruments. Such amounts represent cash generated from operations and working capital reserves. The decrease in cash and cash equivalents from December 31, 1996 to December 31, 1997 is primarily due to a decrease in the net cash flow generated from the operations of the Partnership's properties.

    Rental income from leases is accrued using the straight line method over the related lease terms. At December 31, 1997 and December 31, 1996, there were $185,338 and $211,854, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rents collected (but not yet remitted to the Partnership by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $22,371 (exclusive of bad debts and recoveries) from December 31, 1996 to December 31, 1997 is primarily due to increases in tenant receivables for rent collected (but not yet remitted by the property management companies) at each of the properties.

    Other assets consist primarily of deferred leasing costs. The increase in other assets of $74,868 is primarily due to an increase (exclusive of amortization) in leasing commissions.

    During the year ended December 31, 1997, the Partnership made Cash Distributions from Operations totaling $1,906,582. Subsequent to December 31, 1997, the Partnership made a Cash Distribution from Operations of $481,664, which related to the three months ended December 31, 1997. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

    Although two of the Partnership's three shopping centers experienced a decline in average occupancy during 1997 compared to 1996, overall market conditions have remained healthy in the cities in which the Partnership owns retail properties. The average annual rental rate achieved in 1997 increased at all three shopping centers compared to the previous year. There has been almost no new retail development in the submarkets in which Germantown and Paddock Place are located. This is due primarily to restricted zoning and a lack of available land in these areas. As in many markets across the country, there has been a proliferation of grocery anchored shopping centers in Memphis and Nashville. To date this new development is in areas which are not in close proximity to the Partnership's properties. As older shopping centers are refurbished or other types of properties are converted to retail use, the Partnership's shopping centers could potentially face new competition in the future. Charlotte has also remained a healthy retail market, with occupancy rates stable in the face of supermarket driven development. This development is expected to continue with the construction of a 65 mile loop around the city, spurring residential development in the suburbs which in turn provides the impetus for the development of new shopping centers. This new development could eventually have a negative impact on rental rates and occupancy at Tower Place. All three of these cities have seen a slowdown in the construction of power centers with several large anchors, which is primarily due to the financial weakness among some big box discount retailers. The Dallas-Fort Worth industrial market has remained healthy through 1997, although it has added space faster than it has been absorbed. Published reports projected that approximately 22 million square feet would be added to the Dallas-Fort Worth industrial market in 1997 compared to 13 million in 1996. This is in a total market of approximately 400 million square feet. This new development could eventually have a negative impact on occupancy and rental rates.

Results of Operations

    Rental income decreased $25,682 (1%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Rental income increased $136,010 (5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1997, 1996, and 1995.

                                                                  For the years ended
                                                                       December 31,
                                                 --------------------------------------------------------
                                                    1997                   1996                  1995
                                                 ----------             -----------           -----------
Paddock Place Shopping Center
    Rental income                                $1,166,486              $1,180,740            $1,059,154
    Bad debt expense (recovery)                  $   (7,200)             $   (4,549)            $  (5,845)
    Average occupancy                                   94%                     97%                   95%

Germantown Collection Shopping Center
    Rental income                                $1,008,103              $1,052,117            $1,044,327
    Bad debt expense                             $      686              $    -0-                 $  -0-
    Average occupancy                                   94%                     99%                  100%

1202 Industrial Place
    Rental income                                  $515,921               $ 483,335             $ 476,701
    Bad debt expense                               $   -0-                $   -0-                 $  -0-
    Average occupancy                                  100%                    100%                  100%

    Paddock Place Shopping Center in Nashville, Tennessee had an increase in base rents due to higher rental rates and also had increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs for the year ended December 31, 1997. However, the 1996 same period income included a one time $40,000 fee as consideration for the termination of the Waldenbooks lease. The increase in rent income components described above in the amount of $25,746 less the one time fee of $40,000 received in 1996 resulted in a net decrease of $14,254 (1%) for the period ended December 31, 1997 as compared to the same period in 1996. Rental income at Paddock Place increased $121,586 (11%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995, primarily due to an increase in rental rates, an increase in percentage rent received from J. Alexander's Restaurant and the receipt of a $40,000 fee as consideration for the termination of the Waldenbooks' lease.

    Paddock Place averaged 94% occupancy for the year ended December 31, 1997, a three percent decrease from the previous year. Three new leases totalling 8,011 square feet were signed during the year. Two of these tenants, totalling 3,946 square feet, took occupancy in 1997 and one tenant took occupancy of 4,065 square feet in 1998. Three tenants who occupy 7,070 square feet renewed their leases for five years. One tenant who occupies 1,304 square feet renewed its lease for thee years. One tenant who occupied 3,708 square feet reduced the size of its space to 1,870 square feet. The remaining 1,838 square feet was leased by an existing tenant who occupied 5,222 square feet. This new lease, totalling 7,060 square feet, was also extended an additional two years and will now expire on August 31, 2001. As of December 31, 1997, Paddock Place was 94% occupied.

    Rental income at Germantown Collection in Germantown (Memphis), Tennessee decreased $44,014 (4%) for the year ended December 31, 1997 due to a decrease in occupancy and a decrease in percentage rent received from Chili's Restaurant, offset by an increase in tenant reimbursements for common area maintenance costs. Rental income at Germantown increased $7,790 (1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs.

    Occupancy at Germantown averaged 94% for the year ended December 31, 1997, a five percent decrease from the previous year. The primary reason for the decline in average occupancy was that a tenant who occupied 2,691 square feet vacated its space during the fourth quarter of 1996 and the space remained vacant throughout 1997. This space was leased in December and the tenant took occupancy in February, 1998. One new lease for 642 square feet was signed and the tenant took occupancy in February, 1997. One tenant who occupied 8,678 square feet vacated its space when its lease expired on December 31, 1997. A new tenant who signed a lease in January, 1997 for 3,208 square feet also leased 1,510 square feet of the 8,678 that was vacated at year-end. This tenant will take occupancy of the additional 1,510 square feet during the first quarter of 1998. Two tenants who occupy 5,580 square feet renewed their leases for three years and five tenants who occupy 11,413 square feet renewed their leases for five years. As of December 31, 1997, Germantown was 94% occupied.

    Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $32,586 (7%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to higher rental rates and an increase in tenant reimbursements for common area maintenance costs and real estate taxes. Rental income at 1202 Industrial Place increased $6,634 (1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in tenant reimbursements for insurance costs.

    Occupancy at 1202 Industrial Place averaged 100% for the year ended December 31, 1997, unchanged from the previous year. As of December 31, 1997, 1202 Industrial Place was 100% occupied.

    "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), N.C. increased $36,633 (2%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received. Tower Places's total operating expenses increased, with increases in parking lot maintenance costs, leasing and promotion costs and property management fees being offset by decreases in utilities and landscaping costs. Rental income at Tower Place increased $118,175 (7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in rental rates along with an increase in percentage rent received from J&K Cafeterias and an increase in tenant reimbursements for common area maintenance costs, offset by lower tenant reimbursements for real estate taxes and insurance costs. Tower Place's total operating expenses increased, with increases in repair and maintenance costs, property management fees, and landscaping costs offset by decreases in leasing and promotion costs, insurance and real estate taxes. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1997, 1996, and 1995:

                                                               For the years ended
                                                                   December 31,
                                                ---------------------------------------------------
                                                   1997                1996                 1995
                                                ----------          ----------           ----------
Tower Place Festival Shopping Center
     Rental income                              $1,772,710          $1,736,077           $1,617,902
     Bad debt expense (recovery)                $    2,997          $   (4,305)          $   (5,521)
     Average occupancy                                 98%                 97%                  96%

     The Partnership's share of income from the joint venture increased $3,334 (3%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 for the reasons stated above. The Partnership's share of income from the joint venture increased $16,840 (15%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 for the reasons stated above.

     Tower Place averaged 98% occupancy for the year ended December 31, 1997, a one percent increase over the previous year. Two tenants who occupied 3,360 square feet vacated their space upon expiration of their leases. Both of these spaces were subsequently leased to new tenants who took occupancy during 1997. Four tenants totalling 5,864 square feet vacated their spaces prior to the expiration of their leases. One of these tenants, who had occupied 1,600 square feet, continued to pay rent under the lease. This space was subsequently subleased to a new tenant and this lease expires on April 30, 1998. The other three spaces which were vacated have all been re-leased with two of the new tenants taking occupancy in 1997 and one during the first quarter of 1998. Two tenants who occupy 3,000 square feet renewed their leases for five years and three tenants who occupy 5,180 square feet renewed their leases for three years. As of December 31, 1997, Tower Place was 98% occupied.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses increased $16,362 (2%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase is due to higher real estate taxes and leasing and promotion costs. Property operating expenses at Germantown decreased $5,949 (2%) with decreases in parking lot repairs and maintenance and landscaping costs being offset by increases in leasing and promotion costs and utility costs. Property operating expenses at Paddock Place increased $4,322 (2%) with increases in real estate taxes and parking lot repair and maintenance costs being offset by decreases in utilities and snow removal costs. Property operating expenses at 1202 Industrial Place increased $17,989 (11%) primarily due to increases in parking lot repair and maintenance costs and real estate taxes offset by decreases in insurance costs and general building repair and maintenance costs.

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

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership.
General and administrative expenses increased $26,364 (8%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to increases in telephone, salaries and benefits, seminars and education costs, travel costs and legal and accounting fees.

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

     The effect of inflation on the results of operations for the years ended December 31, 1997, 1996 and 1995 was not significant.

     Over the past several years the real estate markets have gotten stronger and the properties' performance has improved. This improvement has resulted in an increase in the number of potential buyers as well as the number of parties interested in purchasing limited partnership units on the secondary market. Some of these groups have solicited the Partnership's limited partners directly with offers to buy their units. Barring any unforseen circumstances, the General Partners believe that the markets will continue to improve. Also, management will continue to pursue a strategy of carefully selecting tenants, achieving the highest rents possible, and maintaining the properties in first class condition. This strategy should result in the properties being well positioned when the decision to sell is made. Management is constantly analyzing market conditions, comparable sales, and economic trends in order to evaluate their impact on the value of the Partnership's properties, and intends to sell the portfolio at the time when such a sale will maximize the properties' values and otherwise be in the best interest of the Limited Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as a part of this report:

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
Independent Auditors' Report                                                                                          11

Balance Sheets - December 31, 1997 and 1996                                                                           12

Statements of Earnings - Years ended December 31, 1997, 1996, and 1995                                                13

Statements of Changes in Partners' Equity - Years ended                                                               14
     December 31, 1997, 1996, and 1995

Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995                                              15

Notes to Financial Statements                                                                                       16-20

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

We have audited the accompanying balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                           KPMG Peat Marwick LLP

Dallas, Texas
February 27, 1998

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                          1997                      1996
                                                       -----------               -----------
ASSETS

Investment properties, at cost (note 3):
    Land                                               $ 5,789,291               $ 5,789,291
    Buildings and improvements                          17,495,190                17,463,605
                                                       -----------               -----------
                                                        23,284,481                23,252,896
    Less accumulated depreciation                        7,716,316                 6,991,905
                                                       -----------               -----------
       Net investment properties                        15,568,165                16,260,991
Investment in joint venture,
    at equity (note 4)                                   1,391,212                 1,468,518
Cash and cash equivalents                                  890,256                   922,330
Certificates of deposit                                    896,000                   895,000
Accounts and notes receivable,
 net of allowance of $1,447 and $9,485
 in 1997 and 1996, respectively (note 1)                   407,801                   378,916
Other assets, at cost, net of accumulated
    amortization of $480,477 and $413,600 in
    1997 and 1996, respectively                            243,460                   235,469
                                                       -----------               -----------
                                                       $19,396,894               $20,161,224
                                                       ===========               ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                       $     6,401               $     5,536
Accrued property taxes                                     291,570                   271,692
Security deposits and other liabilities                    108,423                    90,843
Deferred income (note 3)                                    30,827                    35,680
                                                       -----------               -----------
           Total liabilities                               437,221                   403,751
                                                       -----------               -----------

Partners' equity:
    General Partners:
      Capital contributions                                  1,000                     1,000
      Cumulative net earnings                              603,815                   565,715
      Cumulative cash distributions                       (607,180)                 (569,048)
                                                       -----------               -----------
                                                            (2,365)                   (2,333)
                                                       -----------               -----------
    Limited Partners (314,687 Interests):
      Capital contributions, net of offering costs      27,029,395                27,029,395
      Cumulative net earnings                           11,894,201                10,823,519
      Cumulative cash distributions                    (19,961,558)              (18,093,108)
                                                       -----------               -----------
                                                        18,962,038                19,759,806
                                                       -----------               -----------
           Total partners' equity                       18,959,673                19,757,473
                                                       -----------               -----------
                                                       $19,396,894               $20,161,224
                                                       ===========               ===========

See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS


                                                                       Years Ended
                                                                       December 31
                                                     ------------------------------------------------
                                                        1997                1996              1995
                                                     ----------          ---------         ----------
Income:
    Rental (notes 3 and 7)                           $2,690,510         $2,716,192         $2,580,182
    Interest                                            101,485             99,554             98,859
    Equity in earnings of joint
      venture (note 4)                                  135,394            132,060            115,220
                                                     ----------         ----------         ----------
                                                      2,927,389          2,947,806          2,794,261
                                                     ----------         ----------         ----------
Expenses:
    Depreciation                                        724,411            734,143            742,392
    Property operating (note 5)                         752,939            736,577            660,832
    General and administrative                          347,771            321,407            275,785
    Bad debts (recoveries), net                          (6,514)            (4,549)            (5,845)
                                                     ----------         ----------         ----------
                                                      1,818,607          1,787,578          1,673,164
                                                     ----------         ----------         ----------
        Net earnings                                 $1,108,782         $1,160,228         $1,121,097
                                                     ==========         ==========         ==========

Earnings per limited partnership
 interest                                                 $3.40             $ 3.56             $ 3.44
                                                     ==========         ==========         ==========


See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                          General             Limited
                                                          Partners            Partners              Total
                                                         ----------          -----------          -----------
Year ended December 31, 1995:

   Balance at December 31, 1994                          $   (3,341)         $21,332,763          $21,329,422
    Net earnings                                             38,740            1,082,357            1,121,097
    Cash distributions ($6.00 per limited
      partnership interest)                                 (38,533)          (1,888,105)          (1,926,638)
                                                         ----------          -----------          -----------
    Balance at December 31, 1995                         $   (3,134)         $20,527,015          $20,523,881
                                                         ----------          -----------          -----------


Year ended December 31, 1996:

    Net earnings                                             39,334            1,120,894            1,160,228
    Cash distributions ($6.00 per limited
      partnership interest)                                 (38,533)          (1,888,103)          (1,926,636)
                                                         ----------          -----------          -----------

    Balance at December 31, 1996                         $   (2,333)         $19,759,806          $19,757,473
                                                         ----------          -----------          -----------
Year ended December 31, 1997:

    Net earnings                                             38,100            1,070,682            1,108,782
    Cash distributions ($5.94 per limited
      partnership interest)                                 (38,132)          (1,868,450)          (1,906,582)
                                                         ----------          -----------          -----------

    Balance at December 31, 1997                        $     2,365)         $18,962,038          $18,959,673
                                                        ===========          ===========          ===========

See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                                Years ended
                                                                                December 31
                                                                  ---------------------------------------------
                                                                    1997            1996              1995
                                                                  ----------      ----------      -------------
Cash flows from operating activities:
    Net earnings                                                  $1,108,782      $1,160,228       $1,121,097
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
      Bad debts (recoveries), net                                     (6,514)         (4,549)          (5,845)
      Depreciation                                                   724,411         734,143          742,392
      Equity in earnings of joint venture                           (135,394)       (132,060)        (115,220)
      Amortization of other assets                                    66,877          66,893           65,553
      Amortization of deferred income                                 (6,498)         (6,498)          (6,498)
      Change in assets and liabilities:
         Accounts and notes receivable                               (22,371)         64,790             (628)
         Other assets                                                (74,868)        (83,571)         (23,263)
         Accounts payable                                                865          (3,272)          (2,197)
         Accrued property taxes, security deposits
           and other liabilities and deferred income                  39,103           3,361          (19,194)
                                                                  ----------      ----------       ----------
              Net cash provided by operating activities            1,694,393       1,799,465        1,756,197
                                                                  ----------      ----------       ----------

Cash flows from investing activities:
    Additions to investment properties                               (31,585)        (70,895)          (3,107)
    Purchases of certificates of deposit                            (996,000)       (895,000)        (796,000)
   Proceeds from redemptions of certificates of deposit              995,000         895,000          789,000
    Distributions from joint venture                                 212,700         198,750          182,550
                                                                  ----------      ----------       ----------
              Net cash provided by investing activities              180,115         127,855          172,443
                                                                  ----------      ----------       ----------

Cash flows from financing activities - cash distributions         (1,906,582)     (1,926,636)      (1,926,638)
                                                                  ----------      ----------       ----------

Net increase (decrease) in cash and cash equivalents                 (32,074)            684            2,002
Cash and cash equivalents at beginning of year                       922,330         921,646          919,644
                                                                  ----------      ----------       ----------
Cash and cash equivalents at end of year                          $  890,256      $  922,330       $  921,646
                                                                  ==========      ==========       ==========



See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997

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

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1997 and 1996, there were $185,338 and $211,854, respectively, of accounts receivable related to such accruals.

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

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


    Certificates of deposit are held at commercial banks and are stated at cost, which approximates market. For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1997 and 1996. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

    Operating leases with tenants range in terms from thirty-three months to fifteen years. Fixed minimum future rentals under existing leases at December 31, 1997 are as follows:

    Years ending December 31:

              1998                      $ 1,942,211
              1999                        1,746,400
              2000                        1,518,759
              2001                        1,052,230
              2002                          772,287
        Thereafter                          260,866
                                        -----------
                                        $ 7,292,753
                                        ===========

       Rental income includes $543,118, $507,503, and $475,490 in 1997, 1996, and 1995, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

       During 1990, the Partnership reached a settlement with a tenant which provided for the receipt of $245,000 in settlement of all past due rent and a modification of future rental obligations. In connection with this settlement, $25,993 and $32,491 at December 31, 1997 and 1996, respectively, is classified as deferred income and recognized on a straight line basis over the remaining term of the lease.

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

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


    Summarized financial information for the joint venture is as follows:

                                                                December 31,
                                                    ---------------------------------
                                                         1997                 1996
                                                    ------------         ------------
Total assets, principally investment property       $  9,473,766         $ 10,021,353
                                                    ============         ============

Total liabilities                                        199,023              231,235
Venturers' capital                                     9,274,743            9,790,118
                                                    ------------         ------------
                                                    $  9,473,766         $ 10,021,353
                                                    ============         ============



                                                                Years ended
                                                                December 31
                                             ----------------------------------------------------
                                                 1997               1996                 1995
                                             ------------       ------------          -----------
            Income                            $ 1,797,162        $ 1,761,565          $ 1,643,520
            Expenses                              894,538            881,164              875,385
                                              -----------        -----------          -----------
               Net earnings                   $   902,624        $   880,401          $   768,135
                                              ===========        ===========          ===========



5. TRANSACTIONS WITH AFFILIATES

      Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $15,495 and $14,411 during the years ended December 31, 1997 and 1996.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


6. RECONCILIATION OF FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

      Reconciliation of financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                                   Years Ended
                                                                                    December 31
                                                                  ------------------------------------------
                                                                     1997            1996             1995
                                                                  ----------      ----------      ----------
      Net earnings - financial statement basis                    $1,108,782      $1,160,228      $1,121,097
                                                                  ----------      ----------      ----------
         Financial statement basis depreciation/amortization
           over tax basis depreciation/amortization                  111,112         123,618         112,371
         Financial statement basis joint venture earnings
           under tax basis joint venture earnings                      6,560           2,906           7,527
         Tax basis rental income over (under)
           financial statement basis rental income                    23,404          23,274      (   27,067)
                                                                  ----------      ----------      ----------
      Sub-total                                                      141,076         149,798          92,831
                                                                  ----------      ----------      ----------
      Net earnings - Federal income tax basis                     $1,249,858      $1,310,026      $1,213,928
                                                                  ==========      ==========      ==========



      Reconciliation of financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                                 December 31
                                                                  -------------------------------------------
                                                                     1997             1996           1995
                                                                  -----------    -----------      -----------
      Total partners' equity - financial statement basis          $18,959,673    $19,757,473      $20,523,881
         Current year tax basis net earnings over
           financial statement basis net earnings                     141,076        149,798           92,831
         Cumulative prior years tax basis net earnings over
           financial statement basis net earnings                   1,175,901      1,026,103          933,272
                                                                  -----------    -----------      -----------
      Total partners' equity - Federal income tax basis           $20,276,650    $20,933,374      $21,549,984
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

    The Partnership had no outstanding receivable balances at December 31, 1997 or 1996, which, individually, exceeded 5% of the Partnership's total assets.

    Rental income from a major customer was approximately $257,000 for each of the years ended 1997, 1996, and 1995, respectively.

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

Crozier Partners IX, Ltd, General Partner

         Jack E. Crozier, 69, General Partner. From 1954 through July 1989, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. Since June 1989, he has remained as a partner or limited partner in several real estate oriented limited partnerships. He is a consultant to several companies.

Murray Realty Investors IX, Inc., Corporate General Partner

 The directors and executive officers of Murray Realty Investors IX, Inc., are:

         Mitchell L. Armstrong, 47, President and Director. Mr. Armstrong became President of Murray Realty Investors IX, Inc. on November 15, 1989.
From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc., and Murray Property Investors and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants, and a member of the Institute of Certified Financial Planners.

         W. Brent Buck, 42, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors IX, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and a Mississippi broker's license.


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

                                                       SUMMARY COMPENSATION TABLE
                                                       --------------------------
                                                          Annual Compensation
                                                          -------------------
                                                                                  All Other
   Name and Principal Position               Year            Salary            Compensation(1)
   ---------------------------               ----            ------            ------------
   Mitchell L Armstrong,                     1997           $65,507                 $2,815
     President*                              1996            63,414                    499
                                             1995            61,868                    329

   W. Brent Buck,                            1997           $48,782                 $1,695
     Executive Vice President*               1996            47,224                    221
                                             1995            46,072                    176


* Offices held in Murray Realty Investors IX, Inc., the Corporate General Partner. (1)The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

    a) Contributions by the Partnership under its SEP-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). Prior to 1997, contributions were made only on behalf of the Partnership's non-management employees. Commencing in 1997, contributions were made on behalf of every employee of the Partnership, including $1,991 for Mr. Armstrong and $1,474 for Mr. Buck.

    b)  Full premium cost of term insurance that will benefit the executive.

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

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1997.

     The following table presents certain information regarding the number of Interests owned, directly or indirectly, by (i) a general partner of a General Partner and executive officers and directors of a General Partner and (ii) a general partner of a General Partner and executive officers and directors of a General Partner as a group as of December 31, 1997:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 1997 the Partnership was reimbursed by Murray Income Properties I, Ltd., ("MIP I") for forty seven percent (47%) of the costs associated with the management of the Partnership and MIP I. MIP I is a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The reimbursement has been accounted for as a reduction of general and administrative expenses. Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $15,495 and $14,411 during the years ended December 31, 1997 and 1996.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.     Financial Statements - See Index to Financial Statements in
                 Item 8 of this Form 10-K.

          2. Financial Statement Schedules with Independent Auditors' Report Thereon:

                 (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1997, 1996, and 1995.

                 (ii)   Real Estate and Accumulated Depreciation (Schedule III)
                        - December 31, 1997.

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

                 Reference is made to Exhibit 10t to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

          10e Settlement and Release Agreement with Rafferty's Inc. and Mid-South Management Group, Inc., dated December 1, 1990. Reference is made to Exhibit 10u to the 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991. (File No. 0-17183)

          10f Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

          10g Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1996. Reference is made to Exhibit 10g to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997. (File No. 0- 17183)

          10h Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 14, 1997 at Tower Place Festival Shopping Center. Filed herewith.

          10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated February 28, 1998) at Germantown Collection Shopping Center. Filed herewith.

          10j Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated February 18, 1997 at Paddock Place Shopping Center. Filed herewith.

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

     (d)  Financial Statement Schedules with Independent Auditors' Report
          Thereon:

          (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1997, 1996, and 1995.

          (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1997.

          All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties II, Ltd.:

Under date of February 27, 1998, we reported on the balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                        KPMG Peat Marwick LLP

Dallas, Texas
February 27, 1998

                                                                     Schedule II

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                             Balance at      Charged to                         Balance at
                                              beginning       costs and                          end of
         Description                          of period        expenses        Deductions        period
         -----------                         -----------      ----------       ----------       ----------
Allowance for doubtful accounts:

    Year ended December 31, 1995               $  19,879         (5,845)            -0-             14,034
                                               =========        =======           =======          =======

    Year ended December 31, 1996               $  14,034         (4,549)            -0-              9,485
                                               =========        =======           =======          =======

    Year ended December 31, 1997               $   9,485         (6,514)            1,524            1,447
                                               =========        =======           =======          =======



    Deductions are primarily for writeoffs of accounts receivable deemed uncollectible by management.

                                                                    Schedule III

                        MURRAY INCOME PROPERTIES II, LTD.
                             (a limited partnership)

                    Real Estate and Accumulated Depreciation


                                December 31, 1997

                                                                                                           GROSS
                                                                                                           AMOUNT
                                                                               COSTS                      AT WHICH
                                                                            CAPITALIZED                  CARRIED AT
                                                    INITIAL COST           SUBSEQUENT TO                  CLOSE OF
                                                 TO PARTNERSHIP (A)         ACQUISITION                  PERIOD (D)
                                           -----------------------------   -------------  -----------   -------------   -----------
                                                           BUILDINGS AND                                BUILDINGS AND
    DESCRIPTION            ENCUMBRANCES        LAND        IMPROVEMENTS    IMPROVEMENTS      LAND       IMPROVEMENTS       TOTAL
-----------------------    ------------    -----------     -------------   -------------  -----------   -------------   -----------
Shopping Center
  Nashville, Tennessee     $         0     $ 3,153,285     $ 6,615,549     $   420,991    $ 3,153,285    $ 7,036,540    $10,189,825
Shopping Center
  Germantown (Memphis)
  Tennessee                $         0     $ 1,751,518     $ 6,395,078     $ 1,055,214    $ 1,751,518    $ 7,450,292    $ 9,201,810
Office/Warehouse
  Grand Prairie,
  Texas                    $         0     $   884,488     $ 2,895,376     $   112,982    $   884,488    $ 3,008,358    $ 3,892,846
                           ------------    -----------     -----------     -----------    -----------    -----------    -----------
                           $         0     $ 5,789,291     $15,906,003     $ 1,589,187    $ 5,789,291    $17,495,190    $23,284,481
                           ===========     ===========     ===========     ===========    ===========    ===========    ===========

                                                                     LIFE ON WHICH
                                                                    DEPRECIATION IN
                                                                    LATEST STATEMENT
                            ACCUMULATED      YEAR OF       YEAR       OF EARNINGS
    DESCRIPTION            DEPRECIATION   CONSTRUCTION   ACQUIRED     IS COMPUTED
----------------------     ------------   ------------   --------   ----------------
Shopping Center
  Nashville, Tennessee     $3,286,310     1985/86          1986        3-25 YEARS
Shopping Center
  Germantown (Memphis)
  Tennessee                $3,180,926        1987          1988        3-25 YEARS
Office/Warehouse
  Grand Prairie,
  Texas                    $1,249,080        1980          1988        3-25 YEARS
                           ----------
                           $7,716.316
                           ==========

NOTES:
(A) The initial cost to the Partnership represents the original purchase price of the properties. (B) Reconciliation of real estate owned for 1997, 1996 and 1995:

                                                         1997            1996            1995
                                                     -----------     -----------     -----------
     Balance at beginning of period                  $23,252,896     $23,182,001     $23,178,894
     Additions during period                         $    31,585     $    70,895     $     3,107
     Retirements during period                       $         0     $         0     $         0
                                                     -----------     -----------     -----------
     Balance at close of period                      $23,284,481     $23,252,896     $23,182,001
                                                     ===========     ===========     ===========

(C) Reconciliation of accumulated depreciation for 1997, 1996 and 1995:

                                                         1997            1996            1995
                                                     -----------     -----------     -----------
     Balance at beginning of period                  $ 6,991,905     $ 6,257,762     $ 5,515,370
     Depreciation expense                            $   724,411     $   734,143     $   742,392
     Retirements during period                       $         0     $         0     $         0
                                                     -----------     -----------     -----------
     Balance at close of period                      $ 7,716,316     $ 6,991,905     $ 6,257,762
                                                     ===========     ===========     ===========

(D) The aggregate cost of real estate at December 31, 1997 for Federal income tax purposes is $24,105,857.
Real Estate and Accumulated Depreciation

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



                                       MURRAY INCOME PROPERTIES II, LTD.

                                       By:  Crozier Partners IX, Ltd.
                                            A General Partner


Dated:  March 26, 1998                 By:            /s/ Jack E. Crozier
                                            ---------------------------------
                                            Jack E. Crozier
                                            A General Partner


                                       By:  Murray Realty Investors IX, Inc.
                                            a General Partner


Dated:  March 26, 1998                 By:          /s/ Mitchell Armstrong
                                            ---------------------------------
                                            Mitchell Armstrong
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                       Murray Realty Investors IX, Inc.
                                       A General Partner


Dated:  March 26, 1998                 By:           /s/ Brent Buck
                                            ---------------------------------
                                            Brent Buck
                                            Executive Vice President
                                            Director


Dated:  March 26, 1998                 By:           /s/ Mitchell Armstrong
                                            ---------------------------------
                                            Mitchell Armstrong
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Director

                               INDEX TO EXHIBITS


Exhibit
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

    10g          Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc
                 Management Systems, Inc., dated September 1, 1996.  Reference is made to Exhibit 10g to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                 March 21, 1997.  (File No. 0-17183)

    10h          Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 14, 1997 at Tower Place Festival Shopping
                 Center.  Filed herewith.

    10i          Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the
                 Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management
                 Agreement dated February 28, 1998) at Germantown Collection Shopping Center.  Filed herewith.

    10j          Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property
                 Management Agreement dated February 18, 1997) at Paddock Place Shopping Center.  Filed herewith.

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