Form 10-Q
period 1998-03-31
MURRAY INCOME PROPERTIES II LTD
filed 1998-05-11
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 1O-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ending March 31, 1998...........

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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

                            Yes [X]              No [ ]

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
===============================================================================

                                                    March 31,       December 31,
                                                      1998              1997
                                                 -------------     -------------
                                                  (unaudited)
ASSETS

Investment properties, at cost
   Land                                          $   5,789,291     $   5,789,291
   Buildings and improvements                       17,617,862        17,495,190
                                                 -------------     -------------
                                                    23,407,153        23,284,481
   Less accumulated depreciation                     7,891,622         7,716,316
                                                 -------------     -------------
      Net investment properties                     15,515,531        15,568,165

Investment in joint venture, at equity               1,379,933         1,391,212
Cash and cash equivalents                              629,929           890,256
Certificates of deposit                                896,000           896,000
Accounts and notes receivable, net of
   allowance of $659 and $1,447 in 1998
   and 1997, respectively                              428,369           407,801
Other assets, at cost, net of accumulated
   amortization of $497,663 and $480,477
   in 1998 and 1997, respectively                      239,260           243,460
                                                 -------------     -------------
                                                 $  19,089,022     $  19,396,894
                                                 =============     =============
LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                 $      57,954     $       6,401
Accrued property taxes                                  74,960           291,570
Security deposits and other liabilities                105,293           108,423
Deferred income                                         29,452            30,827
                                                 -------------     -------------
         Total liabilities                             267,659           437,221
                                                 -------------     -------------
Partners' equity:
   General Partners:
      Capital contributions                              1,000             1,000
      Cumulative net earnings                          614,543           603,815
      Cumulative cash distributions                   (616,812)         (607,180)
                                                 -------------     -------------
                                                        (1,269)           (2,365)
                                                 -------------     -------------
   Limited Partners (314,687 interests):
      Capital contributions, net of offering
         costs                                      27,029,395        27,029,395
      Cumulative net earnings                       12,226,826        11,894,201
      Cumulative cash distributions                (20,433,589)      (19,961,558)
                                                 -------------     -------------
                                                    18,822,632        18,962,038
                                                 -------------     -------------
         Total partners' equity                     18,821,363        18,959,673
                                                 -------------     -------------
                                                 $  19,089,022     $  19,396,894
                                                 =============     =============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
===============================================================================

                                                       Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    1998               1997
                                                 ----------        ----------
INCOME:
     Rental                                      $  726,326        $  718,029
     Interest                                        26,414            24,939
     Equity in earnings of joint venture             37,621            38,220
                                                 ----------        ----------
                                                    790,361           781,188
                                                 ----------        ----------
EXPENSES:
     Depreciation                                   175,306           181,975
     Property operating                             172,336           177,731
     General and administrative                     100,154            96,330
     Bad debts (recoveries), net                       (788)           (1,717)
                                                 ----------        ----------
                                                    447,008           454,319
                                                 ----------        ----------
Net Earnings                                     $  343,353        $  326,869
                                                 ==========        ==========

Earnings per limited partnership interest        $     1.06        $     1.01
                                                 ==========        ==========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
===============================================================================

                                           General           Limited
                                          Partners           Partners          Total
                                          ---------        ------------    ------------
THREE MONTHS ENDED MARCH 31, 1997:

Balance at December 31, 1996                 (2,333)       $ 19,759,806      19,757,473
Net earnings                                 10,537             316,332         326,869
Cash distributions                           (9,231)           (452,358)       (461,589)
                                          ---------        ------------    ------------
Balance at March 31, 1997                 $  (1,027)       $ 19,623,780    $ 19,622,753
                                          =========        ============    ============

THREE MONTHS ENDED MARCH 31, 1998:

     Balance at December 31, 1997         $  (2,365)       $ 18,962,038    $ 18,959,673
     Net earnings                            10,728             332,625         343,353
     Cash distributions                      (9,632)           (472,031)       (481,663)
                                          ---------        ------------    ------------
     Balance at March 31, 1998            $  (1,269)       $ 18,822,632    $ 18,821,363
                                          =========        ============    ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
===============================================================================

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                   1998           1997
                                                                ----------     ----------
Cash flows from operating activities:
    Net earnings                                                $  343,353     $  326,869
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                                 (788)        (1,717)
          Depreciation                                             175,306        181,975
          Equity in earnings of joint venture                      (37,621)       (38,220)
          Amortization of other assets                              17,186         16,356
          Amortization of deferred income                           (1,625)        (1,625)
          Change in assets and liabilities:
             Accounts receivable                                   (19,780)       (87,213)
             Other assets                                          (12,986)       (10,683)
             Accounts payable                                       51,553         34,208
             Accrued property taxes, security deposits
             and other liabilities and deferred income            (219,490)      (192,294)
                                                                ----------     ----------
               Net cash provided by operating activities           295,108        227,656
                                                                ----------     ----------

Cash flows from investing activities:
    Additions to investment properties                            (122,672)        (5,851)
    Purchases of certificates of deposit                          (199,000)      (199,000)
    Proceeds from redemptions of certificates of deposit           199,000        199,000
    Distributions from joint venture                                48,900         51,000
                                                                ----------     ----------
               Net cash provided by (used in)
               investing activities                                (73,772)        45,149
                                                                ----------     ----------

Cash flows from financing activities -- cash distributions        (481,663)      (461,589)
                                                                ----------     ----------
Net decrease in cash and cash equivalents                         (260,327)      (188,784)
Cash and cash equivalents at beginning of period                   890,256        922,330
                                                                ----------     ----------
Cash and cash equivalents at end of period                      $  629,929     $  733,546
                                                                ==========     ==========


See accompanying notes to financial statements

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
March 31, 1998
===============================================================================

1.   BASIS OF ACCOUNTING

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1998 and December 31, 1997, $189,597 and $185,338, respectively, of accounts receivable related to such accruals.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1998 and December 31, 1997. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair market value because of the short maturity of these instruments.

===============================================================================

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

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $4,479 and $3,873 during the three months ended March 31, 1998 and 1997.

===============================================================================

6. OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1997 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of March 31, 1998, the Partnership had cash, cash equivalents and certificates of deposit of $1,525,929. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At March 31, 1998 and December 31, 1997, there were $189,597 and $185,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $19,780 (exclusive of bad debts and recoveries) from December 31, 1997 to March 31, 1998 is primarily due to increases in tenant receivables at each of the Partnership's properties. As of March 31, 1998 and December 31, 1997, the Partnership had allowances of $659 and $1,447, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $216,610 from December 31, 1997 to March 31, 1998 is primarily due to the payment of 1997 property taxes for the Partnership's properties.

     During the three months ended March 31, 1998, the Partnership made Cash Distributions from Operations of $481,663 related to the three-month period ended December 31, 1998. Subsequent to March 31, 1998, the Partnership made Cash Distributions from Operations of $481,663 (which was reduced by $2,004 related to 1997 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1998. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $8,297 for the three months ended March 31, 1998 as compared to the same period in 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                        Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                      1998              1997
                                                    ---------        ---------
Paddock Place Shopping Center
     Rental income                                  $ 333,728        $ 337,641
     Bad debt expense (recovery)                         (788)          (1,717)
     Average occupancy                                     99%              99%

Germantown Collection Shopping Center
     Rental income                                  $ 241,428        $ 251,800
     Bad debt expense                                     -0-              -0-
     Average occupancy                                     83%              91%

1202 Industrial Place Office/Warehouse
     Rental income                                  $ 151,170        $ 128,588
     Bad debt expense                                     -0-              -0-
     Average occupancy                                    100%             100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee decreased $3,913 for the three months ended March 31, 1998 as compared to the same period in 1997. Increases in base rents due to higher rental rates were offset by decreases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Paddock Place averaged 99% during the first quarter, a five percent increase over the previous quarter. One new tenant who signed a lease for 4,065 square feet took occupancy on January 1. An existing tenant who occupied 3,706 square feet reduced the size of its space to 1,870 square feet. The remaining 1,836 square feet was leased by an adjacent tenant who now leases a total of 7,060 square feet. This expansion was effective in February. A restaurant which occupies 2,160 square feet vacated its space prior to the expiration of its lease. This tenant has continued paying its rent, and subsequent to the end of the quarter assigned its lease to another restaurant, which is expected to open for business this summer. During this transition, there will be no loss of rent to the Partnership. During the quarter, the process of replacing the roof on the shopping center was begun and will be completed during the second quarter.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee decreased $10,372 for the three months ended March 31, 1998 as compared to the same period in 1997 due to a decrease in occupancy and a decrease in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown Collection averaged 83% during the first quarter, a 12% decrease from the previous quarter. One tenant who occupied 8,678 square feet vacated its space upon the expiration of its lease on December 31, 1997. Of this space, 1,510 square feet was leased to an existing tenant who now leases a total of 4,718 square feet. Another existing tenant moved from a smaller space within the center and leased 2,668 square feet of this space. This lease will commence in May. The remaining 4,500 square feet of this space was leased to a new tenant whose lease commenced on April 25. During the fourth quarter a new lease for 2,691 square feet was signed and this tenant took occupancy in February. Last year a tenant who leased 1,000 square feet gave notice that it would not renew its lease when it expired on June 30, 1998. This space was subsequently leased to a new tenant who signed a three year lease and took occupancy on April 1. There was no loss of income to the Partnership on this space. During the quarter one tenant who occupies 4,757 square feet renewed its lease for five years. As of the end of the quarter, the Germantown Collection was 100% leased.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $22,582 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to higher rental rates and an increase in tenant reimbursements for real estate taxes.

     Occupancy at 1202 Industrial Place remained 100% during the quarter.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place decreased $1,465 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to a decrease in occupancy, a decrease in tenant reimbursements for common area maintenance costs and a decrease in percentage rent received. Tower Place's total operating expenses increased slightly, with increases in security, utilities and real estate taxes being offset by decreases in leasing and promotion costs. The following information details rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                                   Three Months Ended
                                                       March 31,
                                               --------------------------
                                                 1998              1997
                                               --------          --------
Tower Place Shopping Center
     Rental income                              466,925          $468,390
     BAD debt expense (recovery)                    611               -0-
     Average occupancy                               98%               99%

     The Partnership's share of income from the joint venture decreased $599 for the quarter ended March 31, 1998 as compared to the same period in 1997 for the reasons stated above.

      Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 98% during the quarter, unchanged from the previous quarter. One tenant who occupied 1,050 square feet vacated its space prior to the expiration of its lease. This space was subsequently leased by an existing tenant who expanded and now leases a total of 3,750 square feet. Another tenant who occupied 1,260 square feet vacated its space prior to the expiration of its lease. Management is attempting to collect what is owed under this lease. In January a new lease for 1,604 square feet was executed and the tenant will open for business in the second quarter. Two tenants totaling 3,711 square feet renewed their leases for three years.

      Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

      Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses decreased $5,395 for the three months ended March 31, 1998 as compared to the same period in 1997. The decrease is due to lower repair and maintenance costs, snow removal costs, insurance costs, and leasing and promotion costs. Property operating expenses at Germantown decreased primarily because of decreases in snow removal costs and leasing and promotion costs. Property operating expenses were flat at Paddock Place with lower snow removal costs and repair and maintenance costs offset by higher insurance and real estate taxes. Property operating expenses at 1202 Industrial Place increased primarily because of increases in real estate taxes.

      General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $3,824 for the three months ended March 31, 1998 as compared to the same period in 1997 due to increases in legal and accounting fees and salaries and benefits.

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

(b)      Reports on Form 8-K filed during the three months ended March 31, 1998:

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

                                   MURRAY INCOME PROPERTIES II, LTD.

                                   By:     Murray Realty Investors IX, Inc.
                                           A General Partner

Dated: May 11, 1998                By:     /s/ Mitchell Armstrong
                                      ----------------------------------
                                           Mitchell Armstrong
                                           President
                                           Chief Financial Officer

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

10a Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the 1996 Form 10-Q filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0 17183)

27              Financial Data Schedule. Filed herewith.

99a Glossary as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33 2394). Filed herewith.

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