Form 10-Q
period 1998-06-30
MURRAY INCOME PROPERTIES II LTD
filed 1998-08-10
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998. . . . . . . . . . . .

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

                            Yes [X]         No [ ]

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       June 30,       December 31,
                                                         1998             1997
                                                     ------------     ------------
                                                     (unaudited)
ASSETS
Investment properties, at cost:
   Land                                              $  5,789,291     $  5,789,291
   Buildings and improvements                          17,799,176       17,495,190
                                                     ------------     ------------
                                                       23,588,467       23,284,481
   Less accumulated depreciation                        8,070,864        7,716,316
                                                     ------------     ------------
          Net investment properties                    15,517,603       15,568,165

Investment in joint venture, at equity                  1,356,136        1,391,212
Cash and cash equivalents                                 646,654          890,256
Certificates of deposit                                   796,000          896,000
Accounts and notes receivable, net of allowance
   of $6,277 and $1,447 in 1998 and 1997,
   respectively                                           390,247          407,801
Other assets, at cost, net of accumulated
   amortization of $516,539 and $480,477 in
   1998 and 1997, respectively                            295,173          243,460
                                                     ------------     ------------
                                                     $ 19,001,813     $ 19,396,894
                                                     ============     ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                     $     97,714     $      6,401
Accrued property taxes                                    149,920          291,570
Security deposits and other liabilities                   103,762          108,423
Deferred income                                            26,060           30,827
                                                     ------------     ------------
          Total liabilities                               377,456          437,221
                                                     ------------     ------------

Partners' equity:
   General Partners:
     Capital contributions                                  1,000            1,000
     Cumulative net earnings                              624,174          603,815
     Cumulative cash distributions                       (626,446)        (607,180)
                                                     ------------     ------------
                                                           (1,272)          (2,365)
                                                     ------------     ------------
   Limited Partners (314,687 interests):
     Capital contributions, net of offering costs      27,029,395       27,029,395
     Cumulative net earnings                           12,501,852       11,894,201
     Cumulative cash distributions                    (20,905,618)     (19,961,558)
                                                     ------------     ------------
                                                       18,625,629       18,962,038
                                                     ------------     ------------
          Total partners' equity                       18,624,357       18,959,673
                                                     ------------     ------------
                                                     $ 19,001,813     $ 19,396,894
                                                     ============     ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
--------------------------------------------------------------------------------


                                    Three Months Ended            Six Months Ended
                                          June 30,                   June 30,
                                  ------------------------    ------------------------
                                     1998          1997          1998          1997
                                  ----------    ----------    ----------    ----------
INCOME:
   Rental                         $  704,225    $  646,159    $1,430,551    $1,364,188
   Interest                           22,498        24,226        48,912        49,165
   Equity in earnings of joint
    venture                           30,953        32,652        68,574        70,872
                                  ----------    ----------    ----------    ----------
                                     757,676       703,037     1,548,037     1,484,225
                                  ----------    ----------    ----------    ----------

EXPENSES:
   Depreciation                      179,242       181,701       354,548       363,676
   Property operating                210,821       213,846       383,157       391,577
   General and administrative         76,680        71,478       176,834       167,808
   Bad debts (recoveries), net         6,276         2,188         5,488           471
                                  ----------    ----------    ----------    ----------
                                     473,019       469,213       920,027       923,532
                                  ----------    ----------    ----------    ----------
Net Earnings                      $  284,657    $  233,824    $  628,010    $  560,693
                                  ==========    ==========    ==========    ==========



Basic earnings per limited
 partnership interest             $      .87    $      .72    $     1.93    $     1.72
                                  ==========    ==========    ==========    ==========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------

                                     General         Limited
                                    Partners         Partners           Total
                                   ------------     ------------     ------------
SIX MONTHS ENDED JUNE 30, 1997:

   Balance at December 31, 1996    $     (2,333)    $ 19,759,806     $ 19,757,473
     Net earnings                        19,206          541,487          560,693
     Cash distributions                 (18,865)        (924,389)        (943,254)
                                   ------------     ------------     ------------
     Balance at June 30, 1997      $     (1,992)    $ 19,376,904     $ 19,374,912
                                   ============     ============     ============

SIX MONTHS ENDED JUNE 30, 1998:

   Balance at December 31, 1997    $     (2,365)    $ 18,962,038     $ 18,959,673
     Net earnings                        20,359          607,651          628,010
     Cash distributions                 (19,266)        (944,060)        (963,326)
                                   ------------     ------------     ------------
     Balance at June 30, 1998      $     (1,272)    $ 18,625,629     $ 18,624,357
                                   ============     ============     ============



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Six Months Ended
                                                                              June 30,
                                                                       -----------------------
                                                                         1998          1997
                                                                       ---------     ---------
Cash flows from operating activities:
    Net earnings                                                       $ 628,010     $ 560,693
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts, net                                                   5,488           471
          Depreciation                                                   354,548       363,676
          Amortization of other assets                                    36,062        32,892
          Equity in earnings of joint venture                            (68,574)      (70,872)
          Amortization of deferred income                                 (3,249)       (3,249)
          Change in assets and liabilities:
             Accounts receivable                                          12,066        (5,286)
             Other assets                                                (87,775)      (52,935)
             Accounts payable                                             91,313        23,863
             Accrued property taxes, security deposits
              and other liabilities and deferred income                 (147,829)     (121,301)
                                                                       ---------     ---------
                Net cash provided by operating activities                820,060       727,952
                                                                       ---------     ---------

Cash flows from investing activities:
    Additions to investment properties                                  (303,986)      (22,583)
    Purchases of certificates of deposit                                (298,000)     (398,000)
    Proceeds from redemptions of certificates of deposit                 398,000       398,000
    Distributions from joint venture                                     103,650       105,450
                                                                       ---------     ---------
                Net cash provided by (used in) investing activities     (100,336)       82,867
                                                                       ---------     ---------

Cash flows from financing activities - cash distributions               (963,326)     (943,254)
                                                                       ---------     ---------

Net decrease in cash and cash equivalents                               (243,602)     (132,435)
Cash and cash equivalents at beginning of period                         890,256       922,330
                                                                       ---------     ---------
Cash and cash equivalents at end of period                             $ 646,654     $ 789,895
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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1998 and December 31, 1997, $194,078 and $185,338, respectively, of accounts receivable related to such accruals.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1998 and December 31, 1997. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $9,029 and $7,684 during the six months ended June 30, 1998 and 1997.

--------------------------------------------------------------------------------

6.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1997 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Partnership had cash, cash equivalents and certificates of deposit of $1,442,654. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At June 30, 1998 and December 31, 1997, $194,078 and $185,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The decrease in accounts receivable of $12,066 (exclusive of bad debts and recoveries) from December 31, 1997 to June 30, 1998 is primarily due to decreases in receivables related to the accruals described above at each of the Partnership's properties. As of June 30, 1998 and December 31, 1997, the Partnership had allowances of $6,277 and $1,447, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $141,650 from December 31, 1997 to June 30, 1998 is primarily due to payments of 1997 property taxes for the Partnership's properties.

     During the three months ended June 30, 1998, the Partnership made Cash Distributions from Operations of $481,663 (which was reduced by $2,004 related to North Carolina state income taxes paid on behalf of the partners in connection with the operations of Tower Place Joint Venture) related to the three-month period ended March 31, 1998. Subsequent to June 30, 1998, the Partnership made Cash Distributions from Operations of $481,663 relating to the three months ended June 30, 1998. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income increased $66,363 for the six months ended June 30, 1998 as compared to the same period in 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                           Three Months Ended            Six Months Ended
                                                June 30,                    June 30,
                                         -----------------------     -----------------------
                                           1998          1997          1998          1997
                                         ---------     ---------     ---------     ---------
Paddock Place Shopping Center

     Rental income                       $ 288,440     $ 267,359     $ 622,168     $ 605,000
     Bad debt expense (recovery)             6,276         1,501         5,488          (216)
      Average occupancy                         99%           95%           99%           97%

Germantown Collection Shopping Center

      Rental income                      $ 269,899     $ 252,256     $ 511,327     $ 504,056
      Bad debt expense                         -0-            87           -0-           687
      Average occupancy                         94%           95%           89%           93%

1202 Industrial Place

      Rental income                      $ 145,886     $ 126,544     $ 297,056     $ 255,132
      Bad debt expense                         -0-           -0-           -0-           -0-
      Average occupancy                        100%          100%          100%          100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $17,168 for the six months ended June 30, 1998 as compared to the same period in 1997. Increases in base rents due to higher occupancy and rental rates were offset by decreases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs.

     Occupancy at Paddock Place averaged 99% during the second quarter, unchanged from the previous quarter. One tenant who occupied 1,354 square feet vacated its space upon the expiration of its lease. This space was subsequently leased to another tenant who now occupies a total of 4,154 square feet. Another existing tenant who occupies 2,616 square feet renewed its lease for an additional three years. During the quarter a new roof was installed on the entire shopping center.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee increased $7,271 for the six months ended June 30, 1998 as compared to the same period in 1997 due to higher rental rates, offset by a decrease in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown averaged 94% for the second quarter, an 11% increase over the previous quarter. Two new tenants, who signed leases during the first quarter for 7,168 square feet, took occupancy of their spaces in April. A restaurant occupying 1,577 square feet and whose lease was to expire April 30, 2000, sold its business to another restaurant who took occupancy in July. The new restaurant tenant signed a lease which will expire September 30, 2003, and there was no interruption of income to the Partnership on this space. During the quarter, one tenant who occupies 2,018 square feet renewed its lease for five years.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $41,924 for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to higher rental rates and an increase in tenant reimbursements for real estate taxes.

     Occupancy at 1202 Industrial Place remained 100% during the second quarter, unchanged from the previous quarter. Parking lot repairs were completed at the property in June.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place decreased $4,620 for the six months ended June 30, 1998 as compared to the same period in 1997 with increases in base rent being offset by decreases in tenant reimbursements for common area maintenance costs and percentage rent received. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                         Three Months Ended          Six Months Ended
                                             June 30,                     June 30,
                                     ------------------------     ------------------------
                                       1998           1997          1998           1997
                                     ---------      ---------     ---------      ---------
Tower Place Shopping Center

      Rental income                  $ 431,783      $ 434,938     $ 898,708      $ 903,328
      Bad debt expense (recovery)         (856)           960          (245)           960
      Average occupancy                     98%            98%           98%            98%

      The Partnership's share of income from the joint venture decreased $2,298 for the six months ended June 30, 1998 as compared to the same period in 1997 for the reasons stated above.

      Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 98% during the second quarter, unchanged from the previous quarter. One tenant who occupies 1,400 square feet renewed its lease for two years, and another tenant who occupies 1,120 square feet renewed its lease for one year. A tenant who occupied 2,700 square feet and had signed a lease to expand into an additional 1,050 square feet took possession of this space in May. One tenant who occupied 1,600 square feet vacated its space upon expiration of its lease. Repairs were completed to one of the buildings where ground water had been seeping into a movie theater after heavy rains.

      Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

      Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses decreased $8,420 for the six months ended June 30, 1998 as compared to the same period in 1997. The decrease is due to lower repair and maintenance costs, snow removal costs, leasing and promotion costs and insurance costs. Property operating expenses at Paddock Place decreased primarily because of lower repair and maintenance costs, utilities and snow removal costs. Property operating expenses at Germantown decreased primarily because of lower repair and maintenance costs, leasing and promotion costs and snow removal costs offset by higher utilities and real estate taxes. Property operating expenses at 1202 Industrial Place increased primarily because of increases in parking lot repair and maintenance costs and real estate taxes offset by a decrease in insurance costs.

      General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $9,026 for the six months ended June 30, 1998 as compared to the same period in 1997 due to increases in investor services costs and salaries and benefits.

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

      (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

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

                                           MURRAY INCOME PROPERTIES II, LTD.

                                           By:  Murray Realty Investors IX, Inc.
                                                A General Partner



Date:  August 10, 1998                     By:  /s/ Mitchell Armstrong
                                                --------------------------------
                                                Mitchell Armstrong
                                                President
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


     Document
      Number    Description
      ------    -----------
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