Form 10-Q
period 1998-09-30
MURRAY INCOME PROPERTIES II LTD
filed 1998-11-06
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q
                                  ------------


(Mark One)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998 . . . . . .

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

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                 September 30,     December 31,
                                                                     1998              1997
                                                                 ------------      ------------
                                                                 (unaudited)
ASSETS
Investment properties, at cost:
   Land                                                          $  5,789,291      $  5,789,291
   Buildings and improvements                                      17,811,151        17,495,190
                                                                 ------------      ------------
                                                                   23,600,442        23,284,481
   Less accumulated depreciation                                    8,251,194         7,716,316
                                                                 ------------      ------------
      Net investment properties                                    15,349,248        15,568,165

Investment in joint venture, at equity                              1,338,098         1,391,212
Cash and cash equivalents                                             866,425           890,256
Certificates of deposit                                               597,000           896,000
Accounts and notes receivable, net of allowance
   of $-0- and $1,447 in 1998 and 1997,
   respectively                                                       434,199           407,801
Other assets, at cost, net of accumulated
   amortization of $535,748 and $480,477 in
   1998 and 1997, respectively                                        274,739           243,460
                                                                 ------------      ------------
                                                                 $ 18,859,709      $ 19,396,894
                                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                                 $     13,834      $      6,401
Accrued property taxes                                                222,896           291,570
Security deposits and other liabilities                               100,146           108,423
Deferred income                                                        41,370            30,827
                                                                 ------------      ------------
           Total liabilities                                          378,246           437,221
                                                                 ------------      ------------

Partners' equity:
   General Partners:
      Capital contributions                                             1,000             1,000
      Cumulative net earnings                                         634,911           603,815
      Cumulative cash distributions                                  (636,079)         (607,180)
                                                                 ------------      ------------
                                                                         (168)           (2,365)
                                                                 ------------      ------------
   Limited Partners (314,687 interests):
      Capital contributions, net of offering costs                 27,029,395        27,029,395
      Cumulative net earnings                                      12,829,885        11,894,201
      Cumulative cash distributions                               (21,377,649)      (19,961,558)
                                                                 ------------      ------------
                                                                   18,481,631        18,962,038
                                                                 ------------      ------------
           Total partners' equity                                  18,481,463        18,959,673
                                                                 ------------      ------------
                                                                 $ 18,859,709      $ 19,396,894
                                                                 ============      ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)
-------------------------------------------------------------------------------


                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                             -----------------------------      -----------------------------
                                                 1998             1997              1998             1997
                                             ------------     ------------      ------------     ------------
INCOME:
   Rental                                    $    727,632     $    669,129      $  2,158,183     $  2,033,317
   Interest                                        22,655           24,981            71,567           74,146
   Equity in earnings of joint
    venture                                        34,312           34,407           102,886          105,279
                                             ------------     ------------      ------------     ------------
                                                  784,599          728,517         2,332,636        2,212,742
                                             ------------     ------------      ------------     ------------

EXPENSES:
   Depreciation                                   180,330          181,030           534,878          544,706
   Property operating                             177,930          190,188           561,087          581,765
   General and administrative                      64,213           98,076           241,047          265,884
   Bad debts (recoveries), net                     23,356           (1,066)           28,844             (595)
                                             ------------     ------------      ------------     ------------
                                                  445,829          468,228         1,365,856        1,391,760
                                             ------------     ------------      ------------     ------------
Net Earnings                                 $    338,770     $    260,289      $    966,780     $    820,982
                                             ============     ============      ============     ============



Basic earnings per limited
 partnership interest                        $       1.04     $        .80      $       2.97     $       2.52
                                             ============     ============      ============     ============



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
-------------------------------------------------------------------------------

                                               GENERAL           LIMITED
                                               PARTNERS          PARTNERS           TOTAL
                                             ------------      ------------      ------------

NINE MONTHS ENDED SEPTEMBER 30, 1997:

   Balance at December 31, 1996              $     (2,333)     $ 19,759,806      $ 19,757,473
   Net earnings                                    28,390           792,592           820,982
   Cash distributions                             (28,498)       (1,396,420)       (1,424,918)
                                             ------------      ------------      ------------
   Balance at September 30, 1997             $     (2,441)     $ 19,155,978      $ 19,153,537
                                             ============      ============      ============


NINE MONTHS ENDED SEPTEMBER 30, 1998:

   Balance at December 31, 1997              $     (2,365)     $ 18,962,038      $ 18,959,673
   Net earnings                                    31,096           935,684           966,780
   Cash distributions                             (28,899)       (1,416,091)       (1,444,990)
                                             ------------      ------------      ------------
   Balance at September 30, 1998             $       (168)     $ 18,481,631      $ 18,481,463
                                             ============      ============      ============



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
Cash flows from operating activities:
    Net earnings                                                 $    966,780      $    820,982
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                                  28,844              (595)
          Depreciation                                                534,878           544,706
          Amortization of other assets                                 55,271            49,482
          Equity in earnings of joint venture                        (102,886)         (105,279)
          Amortization of deferred income                              (4,874)           (4,874)
          Change in assets and liabilities:
             Accounts receivable                                      (55,242)          (36,719)
             Other assets                                             (86,550)          (52,570)
             Accounts payable                                           7,433               647
             Accrued property taxes, security deposits
              and other liabilities and deferred income               (61,534)          (50,933)
                                                                 ------------      ------------
                Net cash provided by operating activities           1,282,120         1,164,847
                                                                 ------------      ------------

Cash flows from investing activities:
    Additions to investment properties                               (315,961)          (31,585)
    Purchases of certificates of deposit                             (298,000)         (697,000)
    Proceeds from redemptions of certificates of deposit              597,000           696,000
    Distributions from joint venture                                  156,000           158,700
                                                                 ------------      ------------
                Net cash provided by investing activities             139,039           126,115
                                                                 ------------      ------------

Cash flows from financing activities - cash distributions          (1,444,990)       (1,424,918)
                                                                 ------------      ------------

Net decrease in cash and cash equivalents                             (23,831)         (133,956)
Cash and cash equivalents at beginning of period                      890,256           922,330
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $    866,425      $    788,374
                                                                 ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   BASIS OF ACCOUNTING

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1998 and December 31, 1997, $201,420 and $185,338, respectively, of accounts receivable related to such accruals.

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

     Basic earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

     Certificates of deposit are held at commercial banks and are stated at cost, which approximates market. For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 1998 and December 31, 1997. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

-------------------------------------------------------------------------------

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $13,420 and $11,495 during the nine months ended September 30, 1998 and 1997, respectively.

6.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited financial statements. The notes to the financial statements in the Partnership's 1997 annual report are an integral part of the financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Partnership had cash, cash equivalents and certificates of deposit of $1,463,425. Funds invested in certificates of deposit decreased $299,000 from December 31, 1997 to September 30, 1998. The proceeds from these certificates of deposit were used to pay for the roof replacement at Paddock Place and for tenant finish and leasing commissions for new tenants at Germantown. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At September 30, 1998 and December 31, 1997, $201,420 and $185,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $55,242 (exclusive of bad debts and recoveries) from December 31, 1997 to September 30, 1998 is primarily due to increases in tenant receivables at Paddock Place and increases in receivables related to the accruals described above at Germantown and Paddock Place. As of September 30, 1998 and December 31, 1997, the Partnership had allowances of $-0- and $1,447, respectively, for uncollectible accounts receivable.

     The decrease in accrued property taxes of $68,674 from December 31, 1997 to September 30, 1998 is primarily due to payments of 1997 property taxes for the Partnership's properties.

     During the three months ended September 30, 1998, the Partnership made Cash Distributions from Operations of $481,664 relating to the three-month period ended June 30, 1998. Subsequent to September 30, 1998, the Partnership made the regular Quarterly Cash Distributions from Operations of $481,664, relating to the three months ended September 30, 1998. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income increased $124,866 for the nine months ended September 30, 1998 as compared to the same period in 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             ---------------------------      ----------------------------
                                                 1998            1997            1998             1997
                                             ----------      -----------      ----------      ------------
Paddock Place Shopping Center
      Rental income                          $  301,335      $  288,426       $  923,503      $  893,426
      Bad debt expense (recovery)                23,356          (1,066)          28,844          (1,282)
      Average occupancy                             93%             90%              97%             95%


Germantown Shopping Center
      Rental income                          $  280,412      $  254,158       $  791,739      $  758,214
      Bad debt expense (recovery)                   -0-             -0-              -0-             687
      Average occupancy                             98%             95%              92%             94%

1202 Industrial Place
      Rental income                          $  145,885      $  126,545       $  442,941      $  381,677
      Bad debt expense (recovery)                   -0-             -0-              -0-             -0-
      Average occupancy                            100%            100%             100%            100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $30,077 for the nine months ended September 30, 1998 as compared to the same period in 1997. Increases in base rents due to higher occupancy and higher rental rates were offset by decreases in percentage rent received from J. Alexander's Restaurant.

     Occupancy at Paddock Place averaged 93% for the third quarter, a six percent decrease from the previous quarter. One tenant who occupied 6,669 square feet vacated its space when its lease expired on July 31. A tenant who occupies 1,870 square feet renewed its lease for three years. In September minor brick repairs were completed at the property.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee increased $33,525 for the nine months ended September 30, 1998 as compared to the same period in 1997 due to higher rental rates, offset by a decrease in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown averaged 98% during the third quarter, a four percent increase over the previous quarter. One tenant who occupies 1,500 square feet signed a lease to take an additional 1,052 square feet and extend the term of its lease for three years.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $61,264 for the nine months ended September 30, 1998 as compared to the same period in 1997, primarily due to higher rental rates and an increase in tenant reimbursements for real estate taxes, offset by a decrease in tenant reimbursements for insurance costs.

     Occupancy at 1202 Industrial Place remained 100% during the third quarter. In August Care Management Inc., a tenant who occupies 54,000 square feet, ceased operations at the building. Their lease expires on November 30, 2000 and they are attempting to sublease the space for the remainder of the term. Since vacating their space, Care Management has continued to pay rent according to the terms of its lease. Subsequent to the end of the quarter, the Pierce Leahy Corporation, who occupies 118,800 square feet, signed a lease to take the 54,000 square foot space effective December 1, 2000. This lease will give Pierce Leahy 100% occupancy of the building. The new lease, as well as their existing lease that was extended, will expire on October 31, 2014. The General Partners believe this is very positive for the building and the Partnership.

     "Equity in earnings of joint venture", as reflected in the Statement of Earnings, represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), N.C. decreased $2,594 for the nine months ended September 30, 1998 as compared to the same period in 1997, with increases in base rent being offset by decreases in tenant reimbursements for common area maintenance costs and percentage rent received. Tower Place's total operating expenses increased, with higher repair and maintenance costs, utility costs and real estate taxes being offset by lower leasing and promotion costs. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place.

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                        ------------------------     -------------------------
                                                          1998            1997          1998           1997
                                                        --------        --------     ----------     ----------
Tower Place Shopping Center
      Rental income                                     $434,561        $432,535     $1,333,269     $1,335,863
      Bad debt expense (recovery)                             68             -0-           (177)           960
      Average occupancy                                      95%             98%            97%            98%

     The Partnership's share of income from the joint venture decreased $2,393 for the nine months ended September 30, 1998 as compared to the same period in 1997 for the reasons stated above.

     Occupancy at Tower Place averaged 95% during the third quarter, a three percent decrease from the previous quarter. One tenant who occupied 2,310 square feet vacated its space prior to the expiration of its lease. A tenant who occupied 1,050 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who took occupancy in September. A tenant who leases 3,500 square feet renewed its lease for five years. General Cinema, whose eight-screen theater occupies 31,837 square feet, closed its operation at Tower Place on August 27. They have continued to pay rent according to the terms of their lease, which expires September 30, 2006. Management is aggressively pursuing a replacement tenant for this space.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses decreased $20,678 for the nine months ended September 30, 1998 as compared to the same period in 1997. The decrease is due to lower repair and maintenance costs, snow removal costs, leasing and promotion costs and utility costs. Property operating expenses at Paddock Place decreased primarily because of lower repair and maintenance costs, utilities and snow removal costs. Property operating expenses at Germantown decreased primarily because of lower repair and maintenance costs, leasing and promotion costs, snow removal costs and real estate taxes. Property operating expenses at 1202 Industrial Place increased primarily because of increases in parking lot repair and maintenance costs and real estate taxes offset by a decrease in insurance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $24,837 for the nine months ended September 30, 1998 as compared to the same period in 1997, due to decreases in accounting and legal costs, investor services costs and telephone expenses, offset by increases in salaries and benefits.

     Bad debt expense was $28,844 for the nine months ended September 30, 1998. This expense occurred primarily because one tenant at Paddock Place declared bankruptcy and vacated the premises shortly after the end of the quarter.

     The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Partnership's operations that are effected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely effect the Partnership or its business. The Partnership believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

     Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   Exhibits:

        3a Agreement of Limited Partnership of Murray Income Properties II, Ltd. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294)

        3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

        3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

        10a Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement commencing on August 4, 1998 at 1202 Industrial Place. Filed herewith.

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

  (b)   Reports on Form 8-K filed during the quarter ended September 30, 1998:

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

                                           MURRAY INCOME PROPERTIES II, LTD.

                                           By: Murray Realty Investors IX, Inc.
                                               A General Partner



Date:  November 6, 1998                    By: /s/ Mitchell Armstrong
                                               --------------------------------
                                               Mitchell Armstrong
                                               President
                                               Chief Financial Officer

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

           10a       Marketing Agreement with Murray Realty Investors IX, Inc.
                     for leasing services described in the Marketing Agreement commencing on August 4, 1998 at 1202 Industrial Place.
                     Filed herewith.

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