Form 10-K
period 1998-12-31
MURRAY INCOME PROPERTIES II LTD
filed 1999-03-26
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K


(Mark One)

     X        Annual Report pursuant to Section 13 or 15(d) of the Securities
----------    Exchange Act of 1934

              For the Fiscal Year Ended DECEMBER 31, 1998


                                       OR

----------    Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934


              For the transition period from ______________ to _______________

                              COMMISSION FILE NO.
                                    0-17183

                                ---------------

                       MURRAY INCOME PROPERTIES II, LTD.
             (Exact Name of Registrant as Specified in its Charter)


            TEXAS                                               75-1946214
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

5550 LBJ FREEWAY, SUITE 675, DALLAS, TEXAS                         75240
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

                               TABLE OF CONTENTS

                                     PART I
                                                                                 Page

Item 1.        Business                                                             1

Item 2.        Properties                                                           3

Item 3.        Legal Proceedings                                                    3

Item 4.        Submission of Matters to a Vote of Security Holders                  3

                                    PART II

Item 5.        Market for the Partnership's Limited Partnership
               Interests and Related Security Holder Matters                        4

Item 6.        Selected Financial Data                                              4

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  5

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk           9

Item 8.        Financial Statements and Supplementary Data                         10

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                 21

                                    PART III

Item 10.       Directors and Executive Officers of the Partnership                 22

Item 11.       Executive Compensation                                              23

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                                      24

Item 13.       Certain Relationships and Related Transactions                      25

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                                 26

Signatures                                                                         33

Index to Exhibits                                                                  34

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

     The Partnership is in competition for tenants for its properties with other real estate limited partnerships as well as with individuals, corporations, real estate investment trusts, pension funds and other entities engaged in the ownership and operation of retail real estate. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction and quality of management. While the General Partners believe that the Partnership's properties are generally competitive with other properties with regard to these factors, there can be no assurance that, in the view of a prospective tenant, other retail properties will not be more attractive.

     Tower Place Festival Shopping Center. At December 31, 1998, Tower Place was 98% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1997, Tower Place was 100% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Mountain View has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                      Rentable              Percent Leased at
            Property                 Square Feet            December 31, 1998
            --------                 -----------            -----------------
                1                       65,000                       100%
                2                      132,648                        95%
                3                      248,700                        99%

     Paddock Place Shopping Center. At December 31, 1998, Paddock Place was 90% leased. One tenant, Rafferty's, leases 11.6% of the total rentable space of the property. J. Alexander's, a full service restaurant, is occupying the space under a sub-lease. The Rafferty's lease expires on December 31, 2001 and the tenant has an option to extend the term of the lease for two successive periods of five years each. At December 31, 1997, Paddock Place was 100% leased.

     Paddock Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                      Rentable              Percent Leased at
            Property                 Square Feet            December 31, 1998
            --------                 -----------            -----------------
                1                      108,000                      95%
                2                       15,753                     100%
                3                      178,491                      98%

     Germantown Collection Shopping Center. At December 31, 1998, Germantown was 100% leased. One tenant, Chili's, leases 10% of the total rentable space. The Chili's lease expires on December 31, 2004, and the tenant has the option to extend the term of the lease for three consecutive terms of five years each. At December 31, 1997, Germantown was 100% leased.

     Germantown is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                      Rentable              Percent Leased at
            Property                 Square Feet            December 31, 1998
            --------                 -----------            -----------------
                1                       88,500                     100%
                2                       84,000                      96%
                3                       38,000                     100%

     1202 Industrial Place. At December 31, 1998 and 1997, 1202 was 100% leased. Pierce Family Partnership leases 69% of the total rentable space of the property and Care Management Enterprises, Inc. leases 31% of the total rentable space. The Pierce lease expires on October 31, 2014 and the tenant has an option to renew the lease for one additional term of five years. The Care Management Enterprises, Inc. lease expires on November 30, 2000.

     1202 Industrial Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                      Rentable              Percent Leased at
            Property                 Square Feet            December 31, 1998
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

     For a definition of the terms used herein and elsewhere in this Form 10-K, see "Glossary" incorporated by reference herein as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99a.

ITEM 2. PROPERTIES.

     The Partnership owns a 15% interest in Tower Place Joint Venture which owns the property described below:

     Location                       Description of Property
     --------                       -----------------------

     Pineville (Charlotte),         Tower Place Festival Shopping Center
       North Carolina               A 114,562 square foot shopping center
                                    situated on 10.777 acres. At
                                    December 31, 1998, Tower Place was 98%
                                    leased at an average annual lease rate of
                                    $13.89. Lease rental rates range from $8.00
                                    to $16.50 per square foot.

The Partnership also owns the properties described below:

     Nashville, Tennessee           Paddock Place Shopping Center
                                    A 68,629 square foot shopping center
                                    situated on 4.66 acres. At December 31,
                                    1998, Paddock Place was 90% leased at an
                                    average annual lease rate of $14.45. Lease
                                    rates range from $9.50 to $18.75 per square
                                    foot.

     Germantown (Memphis),          Germantown Collection Shopping Center
       Tennessee                    A 55,730 square foot shopping center
                                    situated on 11.4 acres. At December 31,
                                    1998, Germantown was 100% leased at an
                                    average annual lease rate of $16.10. Lease
                                    rates range from $13.50 to $19.79 per
                                    square foot.

     Grand Prairie, Texas,          1202 Industrial Place
                                    An office/warehouse facility containing
                                    172,800 square feet situated on 8.6 acres.
                                    At December 31, 1998, 1202 Industrial Place
                                    was 100% leased at an average annual lease
                                    rate of $2.58. Lease rates range from $2.25
                                    to $3.30 per square foot.

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

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interests is subject to certain limitations. For a description of such limitations, see
Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99b.

     At December 31, 1998, there were 2,166 record holders, owning an aggregate of 314,687 interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended November 30, 1986, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the years ended December 31, 1994 through December 31, 1998. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors IX, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners IX, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.17 of the Agreement of Limited Partnership as contained in Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1998, no funds were available for this purpose.

ITEM 6. SELECTED FINANCIAL DATA.

                                                         YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------
                                 1998             1997             1996             1995           1994
                             -----------      -----------      -----------      -----------     -----------
Income                       $ 3,124,604      $ 2,927,389      $ 2,947,806      $ 2,794,261     $ 2,743,911
Net Earnings                   1,290,459        1,108,782        1,160,228        1,121,097       1,064,413
Basic earnings per
  Limited Partnership
  Interest*                         3.97             3.40             3.56             3.44            3.26
Distributions per
  Limited Partnership
  Interest*                         6.00             5.94             6.00             6.00            5.63
Total Assets at
  Year End                   $18,748,341      $19,396,894      $20,161,224      $20,934,041     $21,767,471

* Based on Limited Partnership Interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of December 31, 1998, the Partnership had cash, cash equivalents and certificates of deposit of $1,342,995, which included $1,312,805 invested in certificates of deposit and other money market instruments. Such amounts represent cash generated from operations and working capital reserves. The decrease in cash and cash equivalents from December 31, 1997 to December 31, 1998 is primarily due to the purchase of a new roof at Paddock Place and increases in tenant finish and leasing costs at each of the Partnership's properties.

     Rental income from leases is accrued using the straight line method over the related lease terms. At December 31, 1998 and December 31, 1997, there were $232,338 and $185,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rents collected (but not yet remitted to the Partnership by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $74,713 (exclusive of bad debts and recoveries) from December 31, 1997 to December 31, 1998 is primarily due to increases in tenant receivables at Germantown and Paddock Place and increases in receivables related to the accruals described above at each of the Partnership's properties.

     Other assets consist primarily of deferred leasing costs. The increase in other assets of $289,013 is primarily due to an increase (exclusive of amortization) in leasing commissions paid at each of the Partnership's properties.

     During the year ended December 31, 1998, the Partnership made Cash Distributions from Operations totaling $1,926,654. Subsequent to December 31, 1998 the Partnership made a Cash Distribution from Operations of $481,664, which related to the three months ended December 31, 1998. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

     Overall market conditions remained stable in the cities in which the Partnership owns property. This is evidenced by the fact that two of the properties maintained the same average occupancy in 1998 as 1997, and two of the properties experienced slight decreases in occupancy as compared to the previous year. Real estate activity typically parallels employment, job growth, and housing starts, and a strong national economy has spurred the construction of new retail development in these markets. However, in Memphis and Nashville, most of this new development has been in areas that are not in close proximity to Germantown and Paddock Place. This is due to restrictive zoning and the lack of available land in these sub-markets. The sub-market in which Tower Place is located has seen significant retail development; however, most of this development has been power centers and a regional mall, and therefore, does not typically compete for the same type retailer as Tower Place. Unfortunately, Tower Place did lose a major tenant when General Cinema closed its eight-screen movie theater in August, 1998. This tenant has continued to pay rent according to the terms of its lease. To date, Tower Place has not seen its occupancy or overall performance severely impacted by the loss of the theater. However, an unoccupied anchor space could result in less foot traffic in the shopping center, thereby impacting the sales of smaller tenants and, consequently, their ability to pay rent. It could also impact the ability to attract new retailers when space does become available for lease. Management is working diligently to lease this space so that the property's long-term performance is not adversely affected. The Dallas-Fort Worth industrial market remains healthy, although there are some signs of overbuilding. According to published reports, approximately 7 million square feet of industrial space was absorbed through the first half of 1998. This is less than the 8.4 million square feet of new space that came on the market during the first six months of the year. Around 11.5 million square feet of additional industrial space was under construction at the end of June 1998.

Results of Operations

     Rental income increased $202,308 (8%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Rental income decreased $25,682 (1%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                                                           FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ------------    ------------    ------------
Paddock Place Shopping Center
     Rental income                              $  1,194,824    $  1,166,486    $  1,180,740
     Bad debt expense (recovery)                      28,844          (7,200)         (4,549)
     Average occupancy                                    95%             94%             97%

Germantown Collection Shopping Center
     Rental income                              $  1,084,570    $  1,008,103    $  1,052,117
     Bad debt expense                                    -0-             686             -0-
     Average occupancy                                    94%             94%             99%

1202 Industrial Place
     Rental income                              $    613,424    $    515,921    $    483,335
     Bad debt expense                                    -0-             -0-             -0-
     Average occupancy                                   100%            100%            100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $28,338 (2%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 with increases in base rent being offset by a decrease in percentage rent received from J. Alexander's Restaurant. Paddock Place had an increase in base rents due to higher rental rates and also had increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs for the year ended December 31, 1997. However, the 1996 same period income included a one time $40,000 fee as consideration for the termination of the Waldenbooks lease. The increase in rent income components described above in the amount of $25,746 less the one time fee of $40,000 received in 1996 resulted in a net decrease of $14,254 (1%) for the period ended December 31, 1997 as compared to the same period in 1996.

     Paddock Place averaged 95% occupancy for the year ended December 31, 1998, a one percent increase over the previous year. A tenant who occupied 3,706 square feet reduced the size of its space to 1,870 square feet. The remaining 1,836 square feet was leased by an adjacent tenant who now leases a total of 7,060 square feet. A restaurant which occupied 2,160 square feet vacated its space prior to expiration of its lease. This tenant continued to pay rent and subsequently assigned its lease to another restaurant. During this transition, there was no loss of income to the Partnership. A tenant who occupied 1,354 square feet vacated its space prior to the expiration of its lease. This space was then leased to an existing tenant who now leases a total of 4,154 square feet.

One tenant who leases 2,332 square feet renewed its lease for five years and two tenants who lease a total of 4,486 square feet renewed their leases for three years. A tenant who leased 6,669 square feet vacated its space upon expiration of its lease. During the year, a new roof was installed on the entire shopping center. As of December 31, 1998, Paddock Place was 90% occupied.

     Rental income at Germantown Collection in Germantown (Memphis), Tennessee increased $76,467 (8%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to higher rental rates and an increase in tenant reimbursements for real estate taxes, offset by decreases in tenant reimbursements for common area maintenance costs. Rental income at Germantown Collection decreased $44,014 (4%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to a decrease in occupancy and a decrease in percentage rent received from Chili's Restaurant, offset by an increase in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown averaged 94% for the year ended December 31, 1998, unchanged from the previous year. Three new leases totaling 8,191 square feet were executed and all of these tenants took occupancy during the year. A tenant who leased 1,052 square feet moved to a larger space containing 2,668 square feet. The 1,052 square foot space was subsequently leased to an existing tenant who now leases a total of 2,552 square feet. Two tenants totaling 6,775 square feet renewed their leases for five years. Two tenants totaling 2,777 square feet assigned their leases to new tenants with no loss of income to the Partnership. As of December 31, 1998, Germantown was 100% occupied.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $97,503 (19%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to higher rental rates on a lease extension with Pierce Leahy, the warehouse's primary tenant, and an increase in tenant reimbursements for common area maintenance costs and real estate taxes. Rental income at 1202 Industrial Place increased $32,586 (7%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to higher rental rates and an increase in tenant reimbursements for common area maintenance costs and real estate taxes.

     1202 Industrial Place averaged 100% occupancy for the year ended December 31, 1998, unchanged from the previous year. In August, Care Management Inc., a tenant who leases 54,000 square feet, ceased operations at the building. Their lease expires November 30, 2000. Care Management has continued to pay rent according to the terms of its lease, and subsequent to moving out, has subleased the space on a short-term basis until July 31, 1999. Pierce Leahy Corporation, who leases 118,800 square feet, signed a lease to take the 54,000 square foot space effective December 1, 2000. This lease will give Pierce Leahy 100% occupancy of the building. The new lease, as well as their existing lease which was extended, will expire on October 31, 2014. As of December 31, 1998, 1202 Industrial Place was 100% occupied.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), N.C. increased $14,414 (1%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997, with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs, reimbursements for common advertising costs and a decrease in percentage rent received. Rental income at Tower Place increased $36,633 (2%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received. Tower Place's total operating expenses decreased with higher repair and maintenance costs offset by lower leasing and promotion costs. During 1998, the tenants at Tower Place stopped paying into a marketing fund for common advertising costs. This resulted in lower income from reimbursements for advertising costs and a corresponding decrease in advertising expenses. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1998, 1997, and 1996:


                                                           For the years ended
                                                                December 31,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ------------    ------------    ------------
Tower Place Shopping Center
     Rental income                              $  1,787,124    $  1,772,710    $  1,736,077
     Bad debt expense (recovery)                         448           2,997          (4,305)
     Average occupancy                                    96%             98%             97%

     The Partnership's share of income from the joint venture increased $4,904 (4%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 for the reasons stated above. The Partnership's share of income from the joint venture increased $3,334 (3%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 for the reasons stated above.

     Tower Place averaged 96% occupancy for the year ended December 31, 1998, a two percent decrease from the previous year. A new lease for 1,604 square feet was executed in January and the tenant took occupancy in February. One tenant who occupied 1,050 square feet vacated its space prior to the expiration of its lease. This space was subsequently leased to an existing tenant who now leases a total of 3,750 square feet. Two other tenants who occupied a total of 3,570 square feet vacated their spaces prior to lease expiration. Both of these spaces have been leased to new tenants who will take occupancy during the first quarter of 1999. Two tenants who occupied a total of 2,650 square feet vacated their spaces upon the expiration of their leases. One of these spaces, containing 1,050 square feet, was leased to a new tenant who took occupancy in September. One tenant who occupies 3,500 square feet renewed its lease for five years and two tenants who occupy a total of 5,322 square feet renewed their leases for three years. A tenant who occupies 1,400 square feet renewed its lease for two years and a tenant who occupies 1,120 square feet renewed its lease for one year. General Cinema, whose eight-screen theater occupies 31,837 square feet, ceased operations in August. They have continued to pay rent according to the terms of their lease, which expires September 30, 2006. Management is aggressively seeking a replacement tenant for this space. As of December 31, 1998, Tower Place was 98% leased.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses increased $25,788 (3%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase is due to higher repair and maintenance costs, property management fees, real estate taxes and amortization of leasing costs, offset by lower utility costs and leasing and promotion expenses. Property operating expenses at Germantown increased $5,933 (2%), with increases in repair and maintenance costs and property management fees offset by decreases in leasing and promotion costs and real estate taxes. Property operating expenses at Paddock Place decreased slightly ($1,098), with increases in real estate taxes and amortization of leasing costs being more than offset by decreases in repair and maintenance costs and utility costs. Property operating expenses at 1202 Industrial Place increased $20,953 (11%) due to increases in real estate taxes, property management fees and amortization of leasing costs.

     Property operating expenses increased $16,362 (2%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase is due to higher real estate taxes and leasing and promotion costs. Property operating expenses at Germantown decreased $5,949 (2%), with decreases in parking lot repairs and maintenance and landscaping costs being offset by increases in leasing and promotion costs and utility costs. Property operating expenses at Paddock Place increased $4,322 (2%), with increases in real estate taxes and parking lot repair and maintenance costs being offset by decreases in utilities and snow removal costs. Property operating expenses at 1202 Industrial Place increased $17,989 (11%) primarily due to increases in parking lot repair and maintenance costs and real estate taxes offset by decreases in insurance costs and general building repair and maintenance costs.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $36,100 (10%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to decreases in accounting and legal costs, investor services costs and telephone expenses, offset by increases in salaries and benefits.

     General and administrative expenses increased $26,364 (8%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to increases in telephone, salaries and benefits, seminars and education costs, travel costs and legal and accounting fees.

     Bad debt expense was $28,844 for the year ended December 31, 1998. This expense occurred primarily because one tenant at Paddock Place declared bankruptcy and vacated the premises during the year.

     The effect of inflation on results of operations for the years ended December 31, 1998, 1997, and 1996 was not significant.

     The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is still ongoing. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes of its internal and external systems will not be significant and that such costs will be funded completely through operations.

     Words or phrases when used in the Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:

                                                                                     Page
                                                                                   Number
                                                                                   ------

Independent Auditors' Report                                                           11

Balance Sheets -- December 31, 1998 and 1997                                           12

Statements of Earnings -- Years ended December 31, 1998, 1997, and 1996                13

Statements of Changes in Partners' Equity -- Years ended
     December 31, 1998, 1997, and 1996                                                 14

Statements of Cash Flows -- Years ended December 31, 1998, 1997, and 1996              15

Notes to Financial Statements                                                       16-20

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

We have audited the accompanying balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties II, Ltd. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                                       KPMG LLP


Dallas, Texas
February 26, 1999

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                                         1998            1997
                                                     ------------    ------------
ASSETS

Investment properties, at cost (note 3):
     Land                                            $  5,789,291    $  5,789,291
     Buildings and improvements                        17,813,151      17,495,190
                                                     ------------    ------------
                                                       23,602,442      23,284,481
     Less accumulated depreciation                      8,431,219       7,716,316
                                                     ------------    ------------
       Net investment properties                       15,171,223      15,568,165
Investment in joint venture,
     at equity (note 4)                                 1,321,510       1,391,212
Cash and cash equivalents                                 745,995         890,256
Certificates of deposit                                   597,000         896,000
Accounts receivable, net of allowances of
     $-0- and $1,447 in 1998 and 1997,
     respectively (note 1)                                453,670         407,801
Other assets, at cost, net of accumulated
     amortization of $554,007 and $480,477 in
     1998 and 1997, respectively                          458,943         243,460
                                                     ------------    ------------
                                                     $ 18,748,341    $ 19,396,894
                                                     ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                     $     19,293    $      6,401
Accrued property taxes                                    297,194         291,570
Security deposits and other liabilities                    72,906         108,423
Deferred income (note 3)                                   35,470          30,827
                                                     ------------    ------------
              Total liabilities                           424,863         437,221
                                                     ------------    ------------
Partners' equity:
     General Partners:
       Capital contributions                                1,000           1,000
       Cumulative net earnings                            645,335         603,815
       Cumulative cash distributions                     (645,713)       (607,180)
                                                     ------------    ------------
                                                              622          (2,365)
                                                     ------------    ------------
Limited Partners (314,687 Interests):
     Capital contributions, net of offering costs      27,029,395      27,029,395
     Cumulative net earnings                           13,143,140      11,894,201
     Cumulative cash distributions                    (21,849,679)    (19,961,558)
                                                     ------------    ------------
                                                       18,322,856      18,962,038
                                                     ------------    ------------
              Total partners' equity                   18,323,478      18,959,673
                                                     ------------    ------------
                                                     $ 18,748,341    $ 19,396,894
                                                     ============    ============

See accompanying notes to consolidated financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

                                                                 Years Ended
                                                                 December 31,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ------------    ------------    ------------
INCOME:
     Rental (note 3)                            $  2,892,818    $  2,690,510    $  2,716,192
     Interest                                         91,488         101,485          99,554
     Equity in earnings of joint
       venture (note 4)                              140,298         135,394         132,060
                                                ------------    ------------    ------------
                                                   3,124,604       2,927,389       2,947,806
                                                ------------    ------------    ------------
EXPENSES:
     Depreciation                                    714,903         724,411         734,143
     Property operating (note 5)                     778,727         752,939         736,577
     General and administrative                      311,671         347,771         321,407
     Bad debts (recoveries), net                      28,844          (6,514)         (4,549)
                                                ------------    ------------    ------------
                                                   1,834,145       1,818,607       1,787,578
                                                ------------    ------------    ------------
       Net earnings                             $  1,290,459    $  1,108,782    $  1,160,228
                                                ============    ============    ============
Basic earnings per limited partnership
     interest                                   $       3.97    $       3.40    $       3.56
                                                ============    ============    ============


See accompanying notes to consolidated financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                  General         Limited
                                                  Partners        Partners         Total
                                                ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 1996:

     Balance at December 31, 1995               $     (3,134)   $ 20,527,015    $ 20,523,881
     Net earnings                                     39,334       1,120,894       1,160,228
     Cash distributions ($6.00 per limited
       partnership interest)                         (38,533)     (1,888,103)     (1,926,636)
                                                ------------    ------------    ------------
     Balance at December 31, 1996               $     (2,333)   $ 19,759,806    $ 19,757,473
                                                ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1997:

     Net earnings                                     38,100       1,070,682       1,108,782
     Cash distributions ($5.94 per limited
       partnership interest)                         (38,132)     (1,868,450)     (1,906,582)
                                                ------------    ------------    ------------
     Balance at December 31, 1997               $     (2,365)   $ 18,962,038    $ 18,959,673
                                                ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1998:

     Net earnings                                     41,520       1,248,939       1,290,459
     Cash distributions ($6.00 per limited
       partnership interest)                         (38,533)     (1,888,121)     (1,926,654)
                                                ------------    ------------    ------------
     Balance at December 31, 1998               $        622    $ 18,322,856    $ 18,323,478
                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                               Years ended
                                                                               December 31,
                                                               --------------------------------------------
                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                                $  1,290,459    $  1,108,782    $  1,160,228
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                                   28,844          (6,514)         (4,549)
       Depreciation                                                 714,903         724,411         734,143
       Equity in earnings of joint venture                         (140,298)       (135,394)       (132,060)
       Amortization of other assets                                  73,530          66,877          66,893
       Amortization of deferred income                               (6,498)         (6,498)         (6,498)
       Change in assets and liabilities:
         Accounts and notes receivable                              (74,713)        (22,371)         64,790
         Other assets                                              (289,013)        (74,868)        (83,571)
         Accounts payable                                            12,892             865          (3,272)
         Accrued property taxes, security deposits
           and other liabilities and deferred income                (18,752)         39,103           3,361
                                                               ------------    ------------    ------------
              Net cash provided by operating activities           1,591,354       1,694,393       1,799,465
                                                               ------------    ------------    ------------

Cash flows from investing activities:
   Additions to investment properties                              (317,961)        (31,585)        (70,895)
   Purchases of certificates of deposit                            (498,000)       (996,000)       (895,000)
   Proceeds from redemptions of certificates of deposit             797,000         995,000         895,000
   Distributions from joint venture                                 210,000         212,700         198,750
                                                               ------------    ------------    ------------
              Net cash provided by investing activities             191,039         180,115         127,855
                                                               ------------    ------------    ------------

Cash flows from financing activities - cash distributions        (1,926,654)     (1,906,582)     (1,926,636)
                                                               ------------    ------------    ------------

Net increase  (decrease) in cash and cash equivalents              (144,261)        (32,074)            684
Cash and cash equivalents at beginning of year                      890,256         922,330         921,646
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $    745,995    $    890,256    $    922,330
                                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1998


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

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1998 and 1997, there were $232,338 and $185,338, respectively, of accounts receivable related to such accruals.

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

    Basic earnings and cash distributions per limited partnership interest are based upon the limited partnership interests outstanding at year-end and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement, as amended.


                                                                      Continued

                        MURRAY INCOME PROPERTIES II LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


    Certificates of deposit are held at commercial banks and are stated at cost, which approximates market. For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1998 and 1997. For cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

2.  PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership and cash distributions are generally allocated 98% to the Limited Partners and 2% to the General Partners, except that all depreciation shall be allocated to those Limited Partners subject to Federal income taxes. Cash Distributions from the sale or refinancing of a property are allocated as follows:

    (a) First, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the Limited Partners and 1% to the Non-corporate General Partner until the Limited Partners have been returned their Original Invested Capital from Cash Distributions from Sales or Refinancings, plus their Preferred Return from Cash Distributions from Operations or Cash Distributions from Sales or Refinancings.

    (b) Next, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the General Partners and 1% to the Non-corporate General Partner in an amount equal to any unpaid Cash Distributions from Operations subordinated to the Limited Partners' 7% non-cumulative annual return. Such 99% shall be allocated 62 1/2% to the Non-corporate General Partner and 37 1/2% to the Corporate General Partner

    (c) Next, all Cash Distributions from Sales or Refinancings shall be allocated 1% to the Non-corporate General Partner and 99% to the Limited Partners and the General Partners. Such 99% will be allocated 85% to the Limited Partners and 15% to the General Partners. Such 15% shall be allocated 62 1/2% to the Non-corporate General Partner and 37 1/2% to the Corporate General Partner.


                                                                      Continued

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

    During 1998, the Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related information", which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defines each of its shopping centers and its warehouse as operating segments; however, management has determined that all of its properties have similar economic characteristics and also meet the other criteria which permit the properties to be aggregated into one reportable segment. Management of the Partnership makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these financial statements.

    The Partnership had no outstanding receivable balances at December 31, 1998 or 1997, which, individually, exceeded 5% of the Partnership's total assets.

    Rental income from a major customer was approximately $282,000 during year ended December 31, 1998 and approximately $257,000 for each of the years 1997 and 1996, respectively.

    Operating leases with tenants range in terms from thirty-three months to fifteen years. Fixed minimum future rentals under existing leases at December 31, 1998 are as follows:

        Year ending December 31:

                1999                     $  2,195,595
                2000                        2,042,875
                2001                        1,715,074
                2002                        1,353,635
                2003                          839,705
                Thereafter                  6,285,554
                                         ------------
                                         $ 14,432,438
                                         ============

    Rental income includes $563,986, $543,118, and $507,503 in 1998, 1997, and
1996, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

    During 1990, the Partnership reached a settlement with a tenant which provided for the receipt of $245,000 in settlement of all past due rent and a modification of future rental obligations. In connection with this settlement, $19,495 and $25,993 at December 31, 1998 and 1997, respectively, is classified as deferred income and recognized on a straight line basis over the remaining term of this lease.


                                                                      Continued

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


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

    Summarized financial information for the joint venture is as follows:

                                                              December 31,
                                                     ----------------------------
                                                         1998            1997
                                                     ------------    ------------
Total assets, principally investment property        $  8,995,551    $  9,473,766
                                                     ============    ============

Total liabilities                                         185,484         199,023
Venturers' capital                                      8,810,067       9,274,743
                                                     ------------    ------------
                                                     $  8,995,551    $  9,473,766
                                                     ============    ============

                                                                Years ended
                                                                December 31,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ------------    ------------    ------------
Income                                          $  1,810,269    $  1,797,162    $  1,761,565
Expenses                                             874,946         894,538         881,164
                                                ------------    ------------    ------------
    Net earnings                                $    935,323    $    902,624    $    880,401
                                                ============    ============    ============

5.  TRANSACTIONS WITH AFFILIATES

    Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $17,832 and $15,495 during the years ended December 31, 1998 and 1997. MRI IX entered into a property marketing agreement with the Partnership for the leasing of 1202 Industrial Place, effective August 4, 1998. Pursuant to this agreement, MRI IX earned leasing commissions in the amount of $197,865 during the year ended December 31, 1998.


                                                                      Continued

                       MURRAY INCOME PROPERTIES II, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


6. RECONCILIATION OF FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

    Reconciliation of financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                          Years Ended
                                                                          December 31,
                                                          -------------------------------------------
                                                              1998            1997           1996
                                                          ------------    ------------   ------------
Net earnings - financial statement basis                  $  1,290,459    $  1,108,782   $  1,160,228
                                                          ------------    ------------   ------------
   Financial statement basis depreciation/amortization
     over tax basis depreciation/amortization                   94,799         111,112        123,618
   Financial statement basis joint venture earnings
     under tax basis joint venture earnings                      4,798           6,560          2,906
   Tax basis rental income over (under)
     financial statement basis rental income                   (41,302)         23,404         23,274
                                                          ------------    ------------   ------------
   Sub-total                                                    58,295         141,076        149,798
                                                          ------------    ------------   ------------
   Net earnings - Federal income tax basis                $  1,348,754    $  1,249,858   $  1,310,026
                                                          ============    ============   ============

    Reconciliation of financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                          Years Ended
                                                                          December 31,
                                                          -------------------------------------------
                                                              1998            1997           1996
                                                          ------------    ------------   ------------
Total partners' equity - financial statement basis        $ 18,323,478   $ 18,959,673   $ 19,757,473
Current year tax basis net earnings over
  financial statement basis net earnings                        58,295        141,076        149,798
Cumulative prior years tax basis net earnings
  over financial statement basis net earnings                1,316,977      1,175,901      1,026,103
                                                          ------------   ------------   ------------
Total partners' equity - Federal income tax basis         $ 19,698,750   $ 20,276,650   $ 20,933,374
                                                          ============   ============   ============

    Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

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

    The Partnership Agreement provides that the Partnership will have an Investment Committee consisting initially of three members, appointed by Murray Realty Investors IX, Inc. (the "Corporate General Partner"). A person appointed to the Investment Committee may be removed by the Corporate General Partner, but the Corporate General Partner must name a replacement. The acquisition, sale, financing or refinancing of a Partnership property must be approved by a majority of the members of the Investment Committee. The members of the Investment Committee currently are Messrs. Jack E. Crozier, Mitchell L. Armstrong and W. Brent Buck. Murray Realty Investors IX, Inc. is owned 60% by Mr. Armstrong and 40% by Mr. Buck. The following is a brief description of Jack
E. Crozier, a general partner of Crozier Partners IX, Ltd. a General Partner, and the directors and executive officers of the Corporate General Partner:

Crozier Partners IX, Ltd., General Partner

    Jack E. Crozier, 70, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. He is a consultant to several companies.

Murray Realty Investors IX, Inc., Corporate General Partner

    The directors and executive officers of Murray Realty Investors IX, Inc.
are:

    Mitchell L. Armstrong, 48, President and Director. Mr. Armstrong became President of Murray Realty Investors IX, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

    W. Brent Buck, 43, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and a Mississippi broker's license.

ITEM 11.  EXECUTIVE COMPENSATION.

    Pursuant to an amendment to the Partnership Agreement effective November 15, 1989, Murray Income Properties II, Ltd. is reimbursed by Murray Income Properties I, Ltd. for forty-seven percent (47%) of executive compensation incurred in the management of the two partnerships. Murray Income Properties I, Ltd. is a real estate limited partnership, the general partners of which are affiliates of the General Partners. The following table presents Murray Income Properties II, Ltd.'s share of executive compensation.

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION
                                           --------------------------------------
                                                                     All Other
Name and Principal Position                Year    Salary        Compensation (1)
---------------------------                ----   --------       ----------------

Mitchell L. Armstrong,                     1998   $ 66,621            $ 2,848
     President*                            1997     65,507              2,815
                                           1996     63,414                499

W. Brent Buck,                             1998     49,611              1,733
     Executive Vice President*             1997     48,782              1,695
                                           1996     47,224                221

*   Offices held in Murray Realty Investors IX, Inc., the Corporate General
    Partner.

(1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

    (a) Matching contributions by the Partnership under its SIMPLE-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 1998 the Partnership's matching contributions were $2,024 for Mr. Armstrong and $1,499 for Mr. Buck.

    (b) Full premium cost of term insurance that will benefit the executive.

    The Partnership and Murray Income Properties I, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for fifty-three (53%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen
(14).

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

    During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1998.

    The following table presents certain information regarding the number of Interests owned, directly or indirectly, by (i) a general partner of a General Partner and executive officers and directors of a General Partner and (ii) a general partner of a General Partner and executive officers and directors of a General Partner as a group as of December 31, 1998:

                                                               Amount and Nature
                                                                  Of Beneficial         Percent
        Title of Class             Beneficial Owner           Beneficial Ownership      of Class
------------------------------     -----------------------    --------------------      --------

Limited Partnership Interests,     Mitchell L. Armstrong              377  (1)            .12%
$100 per Interest                  W. Brent Buck                      251  (2)            .08%
                                   Jack E. Crozier                    736  (3)            .23%

Limited Partnership Interest,      All General Partners
$100 per Interest                  as a group                       1,057                 .34%

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

(3) The total of 736 Interests listed above included 272 Interests owned by Crozier Partners IX, Ltd., a partnership in which Mr. Crozier is a general partner and 464 Interests owned by Mrs. Irma Crozier as her separate property.

    No arrangements are known to the Partnership which may result in a change of control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During the year ended December 31, 1998 the Partnership was reimbursed by Murray Income Properties I, Ltd. ("MIP I") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP I. MIP I is a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The reimbursement has been accounted for as a reduction of general and administrative expenses. Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $17,832 and $15,495 during the years ended December 31, 1998 and 1997. MRI IX entered into a property marketing agreement with the Partnership for the leasing of 1202 Industrial Place, effective August 4, 1998. Pursuant to this agreement, MRI IX earned leasing commissions in the amount of $197,865 during the year ended December 31, 1998.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) 1. Financial Statements - See Index to Financial Statements in Item 8 of this Form 10-K

      2. Financial Statement Schedules with Independent Auditors' Report
         Thereon:

         (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1998, 1997, and 1996.

         (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1998

         All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

 (b)  Reports on Form 8-K filed during the last quarter of the year:

         None

 (c)  Exhibits:

       3a Agreement of Limited Partnership of Murray Income Properties II, Ltd.. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294).

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

      10a Form of Joint Venture Agreement between the Partnership and Murray Income Properties II, Ltd. Reference is made to Exhibit 10h to Post-Effective Amendment No. l to Partnership's Form S-11 Registration Statements, filed with the Securities and Exchange Commission on July 29, 1989. (File No. 33-2394)

      10b Lease Agreement with General Cinema to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10q to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

      10c Lease Agreement with Rafferty's Inc. to lease certain premises as described within the Lease Agreement dated August 12, 1985 at Paddock Place Shopping Center. Reference is made to Exhibit 10r to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

      10d Lease Agreement with Chili's Inc. to lease certain premises as described within the Lease Agreement dated May 19, 1988 at Germantown Collection Shopping Center.

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

      10g Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement dated August 4, 1998 at 1202 Industrial Place. Reference is made to
            Exhibit 10a to the Form 10-Q for the Quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998. (File No. 0-17183)

      10h Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1998. Filed herewith.

      10i Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 9, 1998 at Tower Place Festival Shopping Center. Filed herewith.

      10j Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated February 28, 1998) at Germantown Collection Shopping Center. Filed herewith.

      10k Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated February 18, 1997 at Paddock Place Shopping Center. Filed herewith.

      10l Lease Agreement with Calidad Foods, Inc. to lease certain premises as described within the Lease Agreement dated October 19, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10v to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

      10m Lease Agreement with Pierce Family Partnership to lease certain premises as described within the Lease Agreement dated October 23, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10x to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

      10n Amendment to Lease Agreement with Calidad Foods, Inc. dated December 28, 1992 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10n to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-17183)

      10o Amendment to Lease Agreement with Pierce Leahy Corp., a Pennsylvania corporation, as successor in interest to Pierce Family Partnership Ltd., a Pennsylvania limited partnership, dated
            October 8, 1998, at 1202 Industrial Place (an office/warehouse facility). Filed herewith.

      10p Lease Agreement with Pierce Leahy Corp., a Pennsylvania corporation, to lease certain premises as described within the Lease Agreement dated October 8, 1998, at 1202 Industrial Place (an office/warehouse facility). Filed herewith.

      10q Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to
            Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994.
            (File No. 0-17183)

      10r Lease Agreement with Care Management Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated November 16, 1995 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10p to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1996. (File No. 0-14105)

      10s Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

      10t Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

      27    Financial Data Schedule. Filed herewith.

      99a Glossary, as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

      99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

      99c Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

      99d Management Compensation as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

(d)   Financial Statement Schedules with Independent Auditors' Report Thereon:

      (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1998, 1997, and 1996.

      (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1998.

       All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

Under date of February 26, 1999, we reported on the balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership`s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                       KPMG LLP


Dallas, Texas
February 26, 1999

                                                                    Schedule II

                        MURRAY INCOME PROPERTIES II LTD.
                            (A LIMITED PARTNERSHIP)

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                           Balance at    Charged to                  Balance at
                                           beginning     costs and                     end of
           Description                     of period      expenses     Deductions      period
           -----------                     ----------    ----------    ----------    ----------

Allowance for doubtful accounts:

     Year ended December 31, 1996          $   14,034        (4,549)          -0-         9,485
                                           ==========    ==========    ==========    ==========

     Year ended December 31, 1997          $    9,485        (6,514)        1,524         1,447
                                           ==========    ==========    ==========    ==========

     Year ended December 31, 1998          $    1,447        28,844        30,291           -0-
                                           ==========    ==========    ==========    ==========

      Deductions are primarily for writeoffs of accounts and notes receivables deemed uncollectible by management.

                                                                   Schedule III

                       MURRAY INCOME PROPERTIES II, LTD.
                            (a limited partnership)

                    Real Estate and Accumulated Depreciation


                               December 31, 1998


                                                                       Costs Capitalized
                                                  Initial Cost             Subsequent
                                                to Partnership (A)       to Acquisition
                                            --------------------------   --------------
                                                         Buildings and
      Description             Encumbrances      Land     Improvements    Improvements
      -----------             ------------      ----     -------------   ------------
Shopping Center
  Nashville, Tennessee        $         0   $ 3,153,285   $ 6,615,549    $   646,184
Shopping Center
  Germantown (Memphis)
  Tennessee                   $         0   $ 1,751,518   $ 6,395,078    $ 1,147,982
Office Warehouse
  Grand Prairie
  Texas                       $         0   $   884,488   $ 2,895,376    $   112,982
                              -----------   -----------   -----------    -----------
                              $         0   $ 5,789,291   $15,906,603    $ 1,907,148
                              ===========   ===========   ===========    ===========


                                           Gross Amount
                                        at which carried at                                                       Life on which
                                        Close of Period (D)                                                      Depreciation in
                              ---------------------------------------                                  Fiscal    Latest Statement
                                           Buildings and               Accumulated       Year of        Year       of Earnings
      Description                Land      Improvements      Total     Depreciation    Construction   Acquired     is Computed
      -----------                ----      -------------     -----     ------------    ------------  ----------- ----------------


Shopping Center
  Nashville, Tennessee        $ 3,153,285   $ 7,261,733   $10,415,018   $ 3,579,653       1985/86           1986     3-25 YEARS
Shopping Center
  Germantown (Memphis)
  Tennessee                   $ 1,751,518   $ 7,543,060   $ 9,294,578   $ 3,485,370       1987              1988     3-25 YEARS
Office Warehouse
  Grand Prairie
  Texas                       $   884,488   $ 3,008,358   $ 3,892,846   $ 1,366,196       1980              1988     3-25 YEARS
                              -----------   -----------   -----------   -----------
                              $ 5,789,291   $17,813,151   $23,602,442   $ 8,431,219
                              ===========   ===========   ===========   ===========


Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B)   Reconciliation of real estate owned for 1998, 1997 and 1996:

                                                    1998            1997            1996
                                                ------------    ------------    ------------
     Balance at beginning of period             $ 23,284,481    $ 23,252,896    $ 23,182,001
     Additions during period                    $    317,961    $     31,585    $     70,895
     Retirements during period                  $          0    $          0    $          0
                                                ------------    ------------    ------------
     Balance at close of period                 $ 23,602,442    $ 23,284,481    $ 23,252,896
                                                ============    ============    ============

(C)   Reconciliation of accumulated depreciation for 1998, 1997 and 1996:

                                                    1998            1997            1996
                                                ------------    ------------    ------------
Balance at beginning of period                  $  7,716,316    $  6,991,905    $  6,257,762
Depreciation expense                            $    714,903    $    724,411    $    734,143
Retirements during period                       $          0    $          0    $          0
                                                ------------    ------------    ------------
Balance at close of period                      $  8,431,219    $  7,716,316    $  6,991,905
                                                ============    ============    ============

(D) The aggregate cost of real estate at December 31, 1998 for Federal income tax purposes is $24,423,818

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

                                       MURRAY INCOME PROPERTIES II, LTD.

                                       By:   Crozier Partners IX, Ltd.
                                             a General Partner

Dated:   March 26, 1999                By:         /s/ Jack E. Crozier
                                             ----------------------------------
                                             Jack E. Crozier
                                             a General Partner

                                       By:   Murray Realty Investors IX, Inc.
                                             a General Partner

Dated:   March 26, 1999                By:         /s/ Mitchell Armstrong
                                             ----------------------------------
                                             Mitchell Armstrong
                                             President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       Murray Realty Investors IX, Inc.
                                       a General Partner

Dated:   March 26, 1999                By:         /s/ Brent Buck
                                             ----------------------------------
                                             Brent Buck
                                             Executive Vice President
                                             Director

Dated:   March 26, 1999                By:         /s/ Mitchell Armstrong
                                             ----------------------------------
                                             Mitchell Armstrong
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             Director

                               INDEX TO EXHIBITS

Document

Exhibit
Number                           Description
-------                          -----------

      3a    Agreement of Limited Partnership of Murray Income Properties II,
            Ltd.. Reference is made to Exhibit A of the Prospectus dated
            February 20, 1986 contained in Amendment No. 1 to Partnership's
            Form S-11 Registration Statements filed with the Securities and
            Exchange Commission on February 13, 1986. (File No. 33-2294).

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

      10a   Form of Joint Venture Agreement between the Partnership and Murray
            Income Properties II, Ltd. Reference is made to Exhibit 10h to
            Post-Effective Amendment No. l to Partnership's Form S-11
            Registration Statements, filed with the Securities and Exchange
            Commission on July 29, 1989. (File No. 33-2394)

      10b Lease Agreement with General Cinema to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower
            Place Festival Shopping Center. Reference is made to Exhibit 10q to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

      10c Lease Agreement with Rafferty's Inc. to lease certain premises as described within the Lease Agreement dated August 12, 1985 at Paddock Place Shopping Center. Reference is made to Exhibit 10r to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

      10d Lease Agreement with Chili's Inc. to lease certain premises as described within the Lease Agreement dated May 19, 1988 at Germantown Collection Shopping Center. Reference is made to Exhibit
            10t to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31 1989. (File No.
            0-17183)

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

      10g Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement dated August
            4, 1998 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998.
            (File No. 0-17183)

      10h   Data Processing System Use Agreement between Murray Income
            Properties II, Ltd. and The Mavricc Management Systems, Inc., dated
            September 1, 1998. Filed herewith.

      10i Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management
            Agreement dated November 9, 1998 at Tower Place Festival Shopping
            Center. Filed herewith.

      10j Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated
            August 8, 1990 (as extended pursuant to the Extension of Modification to Management Agreement dated February 28, 1998) at
            Germantown Collection Shopping Center. Filed herewith.

      10k Management Agreement with Brookside Commercial Services for management and operation services described in the Management
            Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated February 18, 1997 at Paddock Place Shopping Center. Filed herewith.

      10l Lease Agreement with Calidad Foods, Inc. to lease certain premises as described within the Lease Agreement dated October 19, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10v to the Form 10-Q for the Quarter ended
            September 30, 1992 filed with the Securities and Exchange
            Commission on November 13, 1992. (File No. 0-17183)

      10m Lease Agreement with Pierce Family Partnership to lease certain premises as described within the Lease Agreement dated October 23, 1992, at 1202 Industrial Place (an office/warehouse facility).
            Reference is made to Exhibit 10x to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange
            Commission on November 13, 1992. (File No. 0-17183)

      10n   Amendment to Lease Agreement with Calidad Foods, Inc. dated
            December 28, 1992 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10n to the 1992 Annual
            Report on Form 10-K filed with the Securities and Exchange
            Commission on March 19, 1993. (File No. 0-17183)

      10o   Amendment to Lease Agreement with Pierce Leahy Corp., a
            Pennsylvania corporation, as successor in interest to Pierce Family
            Partnership Ltd., a Pennsylvania limited partnership, dated October
            8, 1998, at 1202 Industrial Place (an office/warehouse facility).
            Filed herewith.

      10p Lease Agreement with Pierce Leahy Corp., a Pennsylvania corporation, to lease certain premises as described within the Lease Agreement dated October 8, 1998, at 1202 Industrial Place (an office/warehouse facility). Filed herewith.

      10q Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to
            Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the
            Securities and Exchange Commission on March 21, 1994. (File No.
            0-17183)

      10r Lease Agreement with Care Management Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated
            November 16, 1995 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10p to the 1995 Annual
            Report on Form 10-K filed with the Securities and Exchange
            Commission on March 22, 1996. (File No. 0-14105)

      10s   Severance Agreements by and among Murray Income Properties I, Ltd.
            and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and
            Exchange Commission on November 8, 1996. (File No. 0-14105)

      10t   Severance Agreements by and among Murray Income Properties I, Ltd.
            and Murray Income Properties II, Ltd. and W. Brent Buck dated
            September 16, 1996. Reference is made to Exhibit 10b to the 1996
            3rd Quarter Report on Form 10-Q filed with the Securities and
            Exchange Commission on November 8, 1996. (File No. 0-14105)

      27    Financial Data Schedule. Filed herewith.

      99a   Glossary, as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11
            Registration Statement (File No. 33-2394). Filed herewith.

      99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement
            (File No. 33-2394). Filed herewith.

      99c Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

      99d   Management Compensation as contained in the Prospectus dated
            February 20, 1986 filed as part of Amendment No. 2 to Registrant's
            Form S-11 Registration Statement (File No. 33-2394). Filed herewith.