Form 10-Q
period 1999-03-31
MURRAY INCOME PROPERTIES II LTD
filed 1999-05-11
CIK 786163

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

         For the quarterly period ending March 31, 1999. . . . . . . . . . . . .

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________



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

                           Yes [X]               No [ ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                                                  March 31,        December 31,
                                                                                    1999              1998
                                                                                ------------      ------------
                                                                                (unaudited)
ASSETS
Investment properties, at cost
   Land                                                                         $  5,789,291      $  5,789,291
   Buildings and improvements                                                     17,813,151        17,813,151
                                                                                ------------      ------------
                                                                                  23,602,442        23,602,442
   Less accumulated depreciation                                                   8,611,262         8,431,219
                                                                                ------------      ------------
          Net investment properties                                               14,991,180        15,171,223

Investment in joint venture, at equity                                             1,303,322         1,321,510
Cash and cash equivalents                                                            609,504           745,995
Certificates of deposit                                                              597,000           597,000
Accounts and notes receivable, net of allowance
   of $-0- and $-0- in 1999 and 1998,
   respectively                                                                      500,209           453,670
Other assets, at cost, net of accumulated
     amortization of $572,256 and $554,007 in
     1999 and 1998, respectively                                                     430,988           458,943
                                                                                ------------      ------------
                                                                                $ 18,432,203      $ 18,748,341
                                                                                ============      ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                $     18,646      $     19,293
Accrued property taxes                                                                77,620           297,194
Security deposits and other liabilities                                               72,488            72,906
Deferred income                                                                       21,928            35,470
                                                                                ------------      ------------
          Total liabilities                                                          190,682           424,863
                                                                                ------------      ------------

Partners' equity:
   General Partners:
     Capital contributions                                                             1,000             1,000
     Cumulative net earnings                                                         657,281           645,335
     Cumulative cash distributions                                                  (655,345)         (645,713)
                                                                                ------------      ------------
                                                                                       2,936               622
                                                                                ------------      ------------
   Limited Partners (314,687 interests):
     Capital contributions, net of offering costs                                 27,029,395        27,029,395
     Cumulative net earnings                                                      13,530,900        13,143,140
     Cumulative cash distributions                                               (22,321,710)      (21,849,679)
                                                                                ------------      ------------
                                                                                  18,238,585        18,322,856
                                                                                ------------      ------------
          Total partners' equity                                                  18,241,521        18,323,478
                                                                                ------------      ------------
                                                                                $ 18,432,203      $ 18,748,341
                                                                                ============      ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       1999              1998
                                                                   ----------        ----------
INCOME:
     Rental                                                        $  810,229        $  726,326
     Interest                                                          16,806            26,414
     Equity in earnings of joint venture                               36,862            37,621
                                                                   ----------        ----------
                                                                      863,897           790,361
                                                                   ----------        ----------

EXPENSES:
     Depreciation                                                     180,043           175,306
     Property operating                                               186,467           172,336
     General and administrative                                        97,681           100,154
     Bad debts (recoveries), net                                           -0-             (788)
                                                                   ----------        ----------
                                                                      464,191           447,008
                                                                   ----------        ----------
       Net Earnings                                                $  399,706        $  343,353
                                                                   ==========        ==========



Basic earnings per limited partnership interest                    $    1.23         $     1.06
                                                                   =========         ==========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                    General            Limited
                                                   Partners            Partners               Total
                                                   ---------         -------------        --------------
THREE MONTHS ENDED MARCH 31, 1998:

     Balance at December 31, 1997                  $  (2,365)        $  18,962,038        $   18,959,673
     Net earnings                                     10,728               332,625               343,353
     Cash distributions                               (9,632)             (472,031)             (481,663)
                                                   ---------         -------------        --------------
     Balance at March 31, 1998                     $  (1,269)        $  18,822,632        $   18,821,363
                                                   =========         =============        ==============


THREE MONTHS ENDED MARCH 31, 1999

     Balance at December 31, 1998                  $     622         $  18,322,856        $   18,323,478
     Net earnings                                     11,946               387,760               399,706
     Cash distributions                               (9,632)             (472,031)             (481,663)
                                                   ---------         -------------        --------------
     Balance at March 31, 1999                     $   2,936         $  18,238,585        $   18,241,521
                                                   =========         =============        ==============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              ------------------------
                                                                                 1999           1998
                                                                              ---------      ---------
Cash flows from operating activities:
    Net earnings                                                              $ 399,706      $ 343,353
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts (recoveries), net                                               -0-           (788)
          Depreciation                                                          180,043        175,306
          Equity in earnings of joint venture                                   (36,862)       (37,621)
          Amortization of other assets                                           18,249         17,186
          Amortization of deferred income                                        (1,625)        (1,625)
          Change in assets and liabilities:
             Accounts receivable                                                (46,539)       (19,780)
             Other assets                                                         9,706        (12,986)
             Accounts payable                                                      (647)        51,553
             Accrued property taxes, security deposits
              and other liabilities and deferred income                        (231,909)      (219,490)
                                                                              ---------      ---------
               Net cash provided by operating activities                        290,122        295,108
                                                                              ---------      ---------

Cash flows from investing activities:
    Additions to investment properties                                              -0-       (122,672)
    Purchases of certificates of deposit                                       (199,000)      (199,000)
    Proceeds from redemptions of certificates of deposit                        199,000        199,000
    Distributions from joint venture                                             55,050         48,900
                                                                              ---------      ---------
               Net cash provided by (used in)
                investing activities                                             55,050        (73,772)
                                                                              ---------      ---------

Cash flows from financing activities - cash distributions                      (481,663)      (481,663)
                                                                              ---------      ---------

Net decrease in cash and cash equivalents                                      (136,491)      (260,327)
Cash and cash equivalents at beginning of period                                745,995        890,256
                                                                              ---------      ---------
Cash and cash equivalents at end of period                                    $ 609,504      $ 629,929
                                                                              =========      =========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1999 and December 31, 1998, $260,230 and $232,338, respectively, of accounts receivable related to such accruals.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1999 and December 31, 1998. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair market value because of the short maturity of these instruments.

     Effective January 1, 1999, the Partnership implemented the provisions of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expenses as incurred. SOP 98-5 requires initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted and is reported as the cumulative effect of a change in accounting principle. Due to the nature of capitalized costs of the Partnership, the effect of implementation of this new pronouncement did not have a significant effect on the financial condition or results of operations of the Partnership.

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

     The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related information", which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defines each of its shopping centers and its warehouse as operating segments; however, management has determined that all of its properties have similar economic characteristics and also meet the other criteria which permit the properties to be aggregated into one reportable segment. Management of the Partnership makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these financial statements.

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

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $5,078 and $4,479 during the three months ended March 31, 1999 and 1998.

6.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of March 31, 1999, the Partnership had cash, cash equivalents and certificates of deposit of $1,206,504. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At March 31, 1999 and December 31, 1998, there were $260,230 and $232,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $46,539 (exclusive of bad debts and recoveries) from December 31, 1998 to March 31, 1999 is primarily due to increases in tenant receivables at Paddock Place and increases in receivables related to the accruals described above at each of the Partnership's properties.

     The decrease in accrued property taxes of $219,574 from December 31, 1998 to March 31, 1999 is primarily due to the payment of 1998 property taxes for the Partnership's properties.

     During the three months ended March 31, 1999, the Partnership made Cash Distributions from Operations of $481,663 related to the three-month period ended December 31, 1999. Subsequent to March 31, 1999, the Partnership made Cash Distributions from Operations of $481,663 (which was reduced by $2,285 related to 1998 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1999. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $83,903 for the three months ended March 31, 1999 as compared to the same period in 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                               Three Months Ended
                                                   March 31,
                                           ----------------------
                                             1999          1998
                                           --------      --------
Paddock Place Shopping Center
      Rental income                        $342,947      $333,728
      Bad debt expense (recovery)                -0-         (788)
      Average occupancy                          90%           99%

Germantown Collection Shopping Center
      Rental income                        $275,871      $241,428
      Bad debt expense                           -0-           -0-
      Average occupancy                         100%           83%

1202 Industrial Place Office/Warehouse
      Rental income                        $191,411      $151,170
      Bad debt expense                           -0-           -0-
      Average occupancy                         100%          100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $9,219 for the three months ended March 31, 1999 as compared to the same period in 1998. Decreases in base rents due to lower occupancy were offset by increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Paddock Place averaged 90% during the first quarter, unchanged from the previous quarter. During the quarter, minor brick repairs were completed and a decorative awning was replaced. Repairs were also made to the parking area behind the shopping center.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee increased $34,443 for the three months ended March 31, 1999 as compared to the same period in 1998. Increases in base rents due to higher occupancies and increases in tenant reimbursements for common area maintenance costs were offset by decreases in percentage rent received from Chili's Restaurant and tenant reimbursements for real estate taxes.

     Occupancy at Germantown Collection averaged 100% during the first quarter, a one percent increase over the previous quarter. One tenant who occupies 1,100 square feet renewed its lease for three years, and a tenant who occupies 1,284 square feet renewed its lease for five years.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $40,241 for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to higher rental rates on a lease extension with Pierce Leahy, the warehouse's primary tenant, and an increase in tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Occupancy at 1202 Industrial Place remained 100% during the first quarter.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina decreased $9,138 for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to a decrease in tenant reimbursements for common area maintenance costs and insurance costs. Tower Place's total operating expenses decreased with higher repair and maintenance cost offset by lower security costs, legal fees and real estate taxes. The following information details rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                                    Three Months Ended
                                                          March  31,
                                                  ----------------------
                                                     1999         1998
                                                  ---------    ---------
Tower Place Shopping Center
      Rental income                               $ 457,787    $ 466,925
      Bad debt expense (recovery)                       -0-          611
      Average occupancy                                 97%           98%

      The Partnership's share of income from the joint venture decreased $759 for the quarter ended March 31, 1999 as compared to the same period in 1998 for the reasons stated above.

      Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 97% for the first quarter, a three percent increase over the previous quarter. During the fourth quarter of last year, a new lease for 1,260 square feet was signed and this tenant took occupancy in January. A new lease for 1,600 square feet was signed and the tenant will take occupancy during the second quarter. A lease for 2,310 square feet was signed; however, the tenant never took occupancy the management is attempting to lease this space. To date, this tenant has paid rent according to the terms of its lease. Two tenants who occupy a total of 3,650 square feet renewed their leases for three years. Subsequent to the end of the quarter, Famous Footwear, who occupies 9,600 square feet, notified management that it is exercising a clause in its lease allowing it to terminate the lease with six months notice. The termination date of the lease will be October 5, 1999. Management is aggressively pursuing a replacement for this space.

      Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

      Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $14,131 for the three months ended March 31, 1999 as compared to the same period in 1998. The increase is due to higher repair and maintenance costs, property management fees and real estate taxes. Property operating expenses at Germantown decreased slightly, with decreases in utilities and real estate taxes offset by increases in property management fees. Property operating expenses at Paddock Place increased, primarily due to increases in repair and maintenance costs, snow removal costs, property management fees and real estate taxes. Property operating expenses at 1202 Industrial Place increased, primarily due to increases in real estate taxes.

      General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $2,473 for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to decreases in accounting and legal costs, investor services costs and telephone expenses, offset by increases in salaries and benefits.

                 The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. Through March 31, 1999, the Partnership is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is still ongoing. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes of its internal and external systems will not be significant and that such costs will be funded completely through operations.

      Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

                  9b     Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated
                         February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration
                         Statement (File No. 33-2394). Filed herewith.

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

(b)              Reports on Form 8-K filed during the three months ended March 31, 1999:

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

                                    MURRAY INCOME PROPERTIES II, LTD.

                                    By:   Murray Realty Investors IX, Inc.
                                          A General Partner



Dated:  May 11, 1999                By:   /s/ Mitchell Armstrong
                                          --------------------------------
                                          Mitchell Armstrong
                                          President
                                          Chief Financial Officer

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