Form 10-Q
period 1999-06-30
MURRAY INCOME PROPERTIES II LTD
filed 1999-08-06
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 1999.............

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                          June 30,          December 31,
                                                            1999                1998
                                                        ------------        ------------
                                                         (unaudited)
ASSETS

Investment properties, at cost:
   Land                                                 $  5,789,291        $  5,789,291
   Buildings and improvements                             17,821,334          17,813,151
                                                        ------------        ------------
                                                          23,610,625          23,602,442
   Less accumulated depreciation                           8,793,521           8,431,219
                                                        ------------        ------------
          Net investment properties                       14,817,104          15,171,223

Investment in joint venture, at equity                     1,287,892           1,321,510
Cash and cash equivalents                                    696,580             745,995
Certificates of deposit                                      595,986             597,000
Accounts receivable, net of allowance
   of $1,747 and $-0- in 1999 and 1998,
   respectively                                              528,513             453,670
Other assets, at cost, net of accumulated
   amortization of $590,584 and $554,007 in
   1999 and 1998, respectively                               465,720             458,943
                                                        ------------        ------------
                                                        $ 18,391,795        $ 18,748,341
                                                        ============        ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                        $     27,645        $     19,293
Accrued property taxes                                       153,292             297,194
Security deposits and other liabilities                       72,488              72,906
Deferred income                                               41,430              35,470
                                                        ------------        ------------
          Total liabilities                                  294,855             424,863
                                                        ------------        ------------

Partners' equity:
   General Partners:
     Capital contributions                                     1,000               1,000
     Cumulative net earnings                                 668,018             645,335
     Cumulative cash distributions                          (664,979)           (645,713)
                                                        ------------        ------------
                                                               4,039                 622
                                                        ------------        ------------
   Limited Partners (314,687 interests):
     Capital contributions, net of offering costs         27,029,395          27,029,395
     Cumulative net earnings                              13,857,245          13,143,140
     Cumulative cash distributions                       (22,793,739)        (21,849,679)
                                                        ------------        ------------
                                                          18,092,901          18,322,856
                                                        ------------        ------------
          Total partners' equity                          18,096,940          18,323,478
                                                        ------------        ------------
                                                        $ 18,391,795        $ 18,748,341
                                                        ============        ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)



                                         Three Months Ended                 Six Months Ended
                                              June 30,                          June 30,
                                   -----------------------------     -----------------------------
                                       1999             1998             1999              1998
                                   ------------     ------------     ------------     ------------
INCOME:
   Rental                          $    734,751     $    704,225     $  1,544,980     $  1,430,551
   Interest                              16,858           22,498           33,664           48,912
   Equity in earnings of joint
    venture                              40,370           30,953           77,232           68,574
                                   ------------     ------------     ------------     ------------
                                        791,979          757,676        1,655,876        1,548,037
                                   ------------     ------------     ------------     ------------

EXPENSES:
   Depreciation                         182,259          179,242          362,302          354,548
   Property operating                   190,820          210,821          377,287          383,157
   General and administrative            80,071           76,680          177,752          176,834
   Bad debts (recoveries), net            1,747            6,276            1,747            5,488
                                   ------------     ------------     ------------     ------------
                                        454,897          473,019          919,088          920,027
                                   ------------     ------------     ------------     ------------
Net Earnings                       $    337,082     $    284,657     $    736,788     $    628,010
                                   ============     ============     ============     ============



Basic earnings per limited
 partnership interest              $       1.04     $        .87     $       2.27     $       1.93
                                   ============     ============     ============     ============



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)



                                        General         Limited
                                        Partners        Partners        Total
                                      -----------     -----------     -----------
SIX MONTHS ENDED JUNE 30, 1998:

     Balance at December 31, 1997     $    (2,365)    $18,962,038     $18,959,673
     Net earnings                          20,359         607,651         628,010
     Cash distributions                   (19,266)       (944,060)       (963,326)
                                      -----------     -----------     -----------
     Balance at June 30, 1998         $    (1,272)    $18,625,629     $18,624,357
                                      ===========     ===========     ===========


SIX MONTHS ENDED JUNE 30, 1999:

     Balance at December 31, 1998     $       622     $18,322,856     $18,323,478
     Net earnings                          22,683         714,105         736,788
     Cash distributions                   (19,266)       (944,060)       (963,326)
                                      -----------     -----------     -----------
     Balance at June 30, 1999         $     4,039     $18,092,901     $18,096,940
                                      ===========     ===========     ===========




See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                          Six Months Ended
                                                                               June 30,
                                                                        ---------------------
                                                                          1999         1998
                                                                        --------     --------
Cash flows from operating activities:
    Net earnings                                                        $736,788     $628,010
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts, net                                                   1,747        5,488
          Depreciation                                                   362,302      354,548
          Amortization of other assets                                    36,577       36,062
          Equity in earnings of joint venture                            (77,232)     (68,574)
          Amortization of deferred income                                 (3,249)      (3,249)
          Change in assets and liabilities:
             Accounts receivable                                         (76,590)      12,066
             Other assets                                                (43,354)     (87,775)
             Accounts payable                                              8,352       91,313
             Accrued property taxes, security deposits
              and other liabilities and deferred income                 (135,111)    (147,829)
                                                                        --------     --------
                Net cash provided by operating activities                810,230      820,060
                                                                        --------     --------

Cash flows from investing activities:
    Additions to investment properties                                    (8,183)    (303,986)
    Purchases of certificates of deposit                                (495,986)    (298,000)
    Proceeds from redemptions of certificates of deposit                 497,000      398,000
    Distributions from joint venture                                     110,850      103,650
                                                                        --------     --------
                Net cash provided by (used in) investing activities      103,681     (100,336)
                                                                        --------     --------

Cash flows from financing activities - cash distributions               (963,326)    (963,326)
                                                                        --------     --------

Net decrease in cash and cash equivalents                                (49,415)    (243,602)
Cash and cash equivalents at beginning of period                         745,995      890,256
                                                                        --------     --------
Cash and cash equivalents at end of period                              $696,580     $646,654
                                                                        ========     ========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1999 and December 31, 1998, $284,832 and $232,338, respectively, of accounts receivable related to such accruals.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1999 and December 31, 1998. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

     Effective January 1, 1999, the Partnership implemented the provisions of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 required the initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted. Due to the nature of capitalized costs of the Partnership, there was no effect of implementation of this new pronouncement effect on the financial condition or results of operations of the Partnership.


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

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $9,620 and $9,029 during the six months ended June 30, 1999 and 1998.

6.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998, has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

     As of June 30, 1999, the Partnership had cash, cash equivalents and certificates of deposit of $1,292,566. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At June 30, 1999 and December 31, 1998, $284,832 and $232,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $76,590 (exclusive of bad debts and recoveries) from December 31, 1998 to June 30, 1999 is primarily due to increases in receivables related to the accruals described above and increases in receivables for rent collected (but not yet remitted by the property management companies managing the properties) at each of the Partnership's properties.

     The decrease in accrued property taxes of $143,902 from December 31, 1998 to June 30, 1999 is primarily due to the payment of 1998 property taxes for the Partnership's properties.

     During the three months ended June 30, 1999, the Partnership made Cash Distributions from Operations of $481,663 (which was reduced by $2,285 related to 1998 North Carolina state income taxes paid on behalf of the partners in connection with the operations of Tower Place Joint Venture) related to the three-month period ended March 31, 1999. Subsequent to June 30, 1999, the Partnership made Cash Distributions from Operations of $481,663 relating to the three months ended June 30, 1999. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $114,429 for the six months ended June 30, 1999 as compared to the same period in 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.


                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                     ----------------------      ----------------------
                                       1999          1998          1999          1998
                                     --------      --------      --------      --------
Paddock Place Shopping Center

     Rental income                   $273,688      $288,440      $616,635      $622,168
     Bad debt expense (recovery)        1,747         6,276         1,747         5,488
     Average occupancy                     90%           99%           90%           99%

Germantown Collection Shopping Center

      Rental income                       $287,671      $269,899      $563,542      $511,327
      Bad debt expense                         -0-           -0-           -0-           -0-
      Average occupancy                        100%           94%          100%           89%

1202 Industrial Place

      Rental income                       $173,392      $145,886      $364,803      $297,056
      Bad debt expense                         -0-           -0-           -0-           -0-
      Average occupancy                        100%          100%          100%          100%


     Rental income at Paddock Place Shopping Center in Nashville, Tennessee decreased $5,533 for the six months ended June 30, 1999 as compared to the same period in 1998. Decreases in base rents due to lower occupancy were offset by increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Paddock Place averaged 90% during the second quarter, unchanged from the previous quarter. One tenant who occupies 4,600 square feet renewed its lease for five years and a tenant who occupies 1,254 square feet renewed its lease for three years. Another tenant who occupies 4,154 square feet signed a lease for another space within the shopping center which contains 5,230 square feet. The tenant will move into the new space in the third quarter. During the quarter minor parking lot repairs were completed and several down spouts which had been damaged by delivery trucks were replaced.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee increased $52,215 for the six months ended June 30, 1999 as compared to the same period in 1998. Increases in base rents due to higher occupancies and increases in tenant reimbursements for common area maintenance costs were offset by decreases in percentage rent received from Chili's Restaurant and tenant reimbursements for real estate taxes.

     Occupancy at Germantown averaged 100% for the second quarter, unchanged from the previous quarter. One tenant who occupies 1,200 square feet and whose lease expires August 31, 1999 assigned the lease to a new tenant, who then executed a new three year lease. During the quarter, parking lot repairs were completed and portions of the shopping center were painted.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $67,747 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to higher rental rates on a lease extension with Pierce Leahy, the warehouse's primary tenant, and an increase in tenant reimbursements for common area costs, real estate taxes and insurance costs.

     Occupancy at 1202 Industrial Place remained 100% during the second quarter, unchanged from the previous quarter.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina increased $27,664 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to an increase in rental rates offset by a decrease in tenant reimbursements for common area maintenance costs and insurance costs. The increase is also due to the receipt of a lease termination fee from a tenant who elected, pursuant to its lease, to terminate its lease effective October 5, 1999. Tower Place's total operating expenses decreased due to lower repair and maintenance costs, security costs and real estate taxes. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                        Three Months Ended          Six Months Ended
                                             June 30,                    June 30,
                                      ----------------------      ---------------------
                                        1999          1998          1999         1998
                                      --------      --------      --------     --------
Tower Place Shopping Center

      Rental income                   $468,585      $431,783      $926,372     $898,708
      Bad debt expense (recovery)          -0-          (856)          -0-         (245)
      Average occupancy                     99%           98%           98%          98%


     The Partnership's share of income from the joint venture increased $8,658 for the six months ended June 30, 1999 as compared to the same period in 1998 for the reasons stated above.

     Occupancy at Tower Place averaged 99% for the second quarter, a two percent increase over the previous quarter. A tenant who signed a lease for 1,600 square feet during the first quarter took occupancy in April. One tenant who occupies 2,800 square feet renewed its lease for three years. Repairs to several underground water lines were completed behind one of the shopping center's buildings.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses decreased $5,870 for the six months ended June 30, 1999 as compared to the same period in 1998. The decrease is due to lower repair and maintenance costs, utilities and security costs. Property operating expenses at Germantown increased, with increases in parking lot repair and maintenance costs and property management fees being offset by lower utilities, security costs and real estate taxes Property operating expenses at Paddock Place increased, with increases in building repair and maintenance costs and real estate taxes being offset by lower security costs. Property operating expenses at 1202 Industrial Place decreased, with decreases in parking lot repairs and maintenance being offset by an increase in real estate taxes. Scheduled second quarter parking lot repairs were postponed to the third quarter due to rainy conditions occurring in the spring.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses were flat for the six months ended June 30, 1999 as compared to the same period in 1998 with decreases in accounting and legal costs and telephone expenses offset by increases in salaries and benefits.

     The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. As of June 30, 1999, the Partnership is nearing completion of its assessment and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is still ongoing. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes of its internal and external systems will not be significant and that such costs will be funded completely through operations.

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

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1999:

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

                                         MURRAY INCOME PROPERTIES II, LTD.

                                         By:  Murray Realty Investors IX, Inc.
                                              A General Partner



Date: August 6, 1999                     By:  /s/  Mitchell Armstrong
                                              ---------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

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