Form 10-Q
period 1999-09-30
MURRAY INCOME PROPERTIES II LTD
filed 1999-11-05
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q
                                  ------------


(Mark One)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---       EXCHANGE ACT OF 1934




              For the quarterly period ended September 30, 1999
                                                                ---------------
                                       OR

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                       September 30,     December 31,
                                                           1999              1998
                                                       ------------      ------------
                                                        (unaudited)
ASSETS
Investment properties, at cost:
   Land                                                $  5,789,291      $  5,789,291
   Buildings and improvements                            17,821,334        17,813,151
                                                       ------------      ------------
                                                         23,610,625        23,602,442
   Less accumulated depreciation                          8,971,519         8,431,219
                                                       ------------      ------------
      Net investment properties                          14,639,106        15,171,223

Investment in joint venture, at equity                    1,269,237         1,321,510
Cash and cash equivalents                                   797,542           745,995
Certificates of deposit                                     595,986           597,000
Accounts receivable, net of allowance
   of $5,476 and $-0- in 1999 and 1998,
   respectively                                             514,587           453,670
Other assets, at cost, net of accumulated
   amortization of $612,695 and $554,007 in
   1999 and 1998, respectively                              500,797           458,943
                                                       ------------      ------------
                                                       $ 18,317,255      $ 18,748,341
                                                       ============      ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                       $     13,768      $     19,293
Accrued property taxes                                      237,998           297,194
Security deposits and other liabilities                      76,155            72,906
Deferred income                                              39,889            35,470
                                                       ------------      ------------
       Total liabilities                                    367,810           424,863
                                                       ------------      ------------

Partners' equity:
   General Partners:
      Capital contributions                                   1,000             1,000
      Cumulative net earnings                               678,613           645,335
      Cumulative cash distributions                        (674,613)         (645,713)
                                                       ------------      ------------
                                                              5,000               622
                                                       ------------      ------------
   Limited Partners (314,687 interests):
      Capital contributions, net of offering costs       27,029,395        27,029,395
      Cumulative net earnings                            14,180,819        13,143,140
      Cumulative cash distributions                     (23,265,769)      (21,849,679)
                                                       ------------      ------------
                                                         17,944,445        18,322,856
                                                       ------------      ------------
       Total partners' equity                            17,949,445        18,323,478
                                                       ------------      ------------
                                                       $ 18,317,255      $ 18,748,341
                                                       ============      ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)


                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                           -------------------------     -------------------------
                                              1999           1998           1999           1998
                                           ----------     ----------     ----------     ----------
INCOME:
   Rental                                  $  741,124     $  727,632    $ 2,286,104     $2,158,183
   Interest                                    18,155         22,655         51,819         71,567
   Equity in earnings of joint venture         35,945         34,312        113,177        102,886
                                           ----------     ----------    -----------     ----------
                                              795,224        784,599      2,451,100      2,332,636
                                           ----------     ----------    -----------     ----------

EXPENSES:
   Depreciation                               177,998        180,330        540,300        534,878
   Property operating                         217,217        177,930        594,504        561,087
   General and administrative                  62,111         64,213        239,863        241,047
   Bad debts, net                               3,729         23,356          5,476         28,844
                                           ----------     ----------    -----------     ----------
                                              461,055        445,829      1,380,143      1,365,856
                                           ----------     ----------    -----------     ----------
Net Earnings                               $  334,169     $  338,770    $ 1,070,957    $  966,780
                                           ==========     ==========    ===========     ==========




Basic earnings per limited
 partnership interest                      $     1.03     $     1.04    $      3.30     $     2.97
                                           ==========     ==========    ===========     ==========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                            General           Limited
                                            Partners          Partners            Total
                                          ------------      ------------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 1998:

   Balance at December 31, 1997           $     (2,365)     $ 18,962,038      $ 18,959,673
   Net earnings                                 31,096           935,684           966,780
   Cash distributions                          (28,899)       (1,416,091)       (1,444,990)
                                          ------------      ------------      ------------
   Balance at September 30, 1998          $       (168)     $ 18,481,631      $ 18,481,463
                                          ============      ============      ============

NINE MONTHS ENDED SEPTEMBER 30, 1999:

   Balance at December 31, 1998           $        622      $ 18,322,856      $ 18,323,478
   Net earnings                                 33,278         1,037,679         1,070,957
   Cash distributions                          (28,900)       (1,416,090)       (1,444,990)
                                          ------------      ------------      ------------
   Balance at September 30, 1999          $      5,000      $ 17,944,445      $ 17,949,445
                                          ============      ============      ============






See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Nine Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                  1999             1998
                                                              -----------      -----------
Cash flows from operating activities:
    Net earnings                                              $ 1,070,957      $   966,780
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts, net                                            5,476           28,844
          Depreciation                                            540,300          534,878
          Amortization of other assets                             58,688           55,271
          Equity in earnings of joint venture                    (113,177)        (102,886)
          Amortization of deferred income                          (4,874)          (4,874)
          Change in assets and liabilities:
             Accounts receivable                                  (66,393)         (55,242)
             Other assets                                        (100,542)         (86,550)
             Accounts payable                                      (5,525)           7,433
             Accrued property taxes, security deposits
              and other liabilities and deferred income           (46,654)         (61,534)
                                                              -----------      -----------
               Net cash provided by operating activities        1,338,256        1,282,120
                                                              -----------      -----------

Cash flows from investing activities:
    Additions to investment properties                             (8,183)        (315,961)
    Purchases of certificates of deposit                         (694,986)        (298,000)
    Proceeds from redemptions of certificates of deposit          696,000          597,000
Distributions from joint venture                                  165,450          156,000
                                                              -----------      -----------
               Net cash provided by investing activities          158,281          139,039
                                                              -----------      -----------

Cash flows from financing activities - cash distributions      (1,444,990)      (1,444,990)
                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents               51,547          (23,831)
Cash and cash equivalents at beginning of period                  745,995          890,256
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $   797,542      $   866,425
                                                              ===========      ===========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1999 and December 31, 1998, $305,231 and $232,338, respectively, of accounts receivable related to such accruals.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 1999 and December 31, 1998. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

     Effective January 1, 1999, the Partnership implemented the provisions of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 required the initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted. Due to the nature of capitalized costs of the Partnership, there was no effect of implementation of this new pronouncement on the financial condition or results of operations of the Partnership.

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

(d) Upon the sale of the last property owned by the Partnership, Cash Distributions from Sales or Refinancings shall be allocated and paid to the Partners in an amount equal to, and in proportion with, their existing capital account balances. Such distributions shall be made only after distribution of all Cash Distributions from Operations and only after all allocations of Partnership income, gain, loss, deduction and credit (including net gain from the sale or other disposition of the properties) have been closed to the Partners' respective capital accounts.

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

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $14,161 and $13,420 during the nine months ended September 30, 1999 and 1998, respectively.

6.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

     As of September 30, 1999, the Partnership had cash, cash equivalents and certificates of deposit of $1,393,528. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At September 30, 1999 and December 31, 1998, $305,231 and $232,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $66,393 (exclusive of bad debts and recoveries) from December 31, 1998 to September 30, 1999 is primarily due to increases in receivables related to the accruals described above.

     The decrease in accrued property taxes of $59,196 from December 31, 1998 to September 30, 1999 is primarily due to payments of 1998 property taxes for the Partnership's properties.

     During the three months ended September 30, 1999, the Partnership made Cash Distributions from Operations of $481,664 relating to the three-month period ended June 30, 1999. Subsequent to September 30, 1999, the Partnership made the regular Quarterly Cash Distributions from Operations of $481,664, relating to the three months ended September 30, 1999. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $127,921 for the nine months ended September 30, 1999 as compared to the same period in 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                    Three Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                  ----------------------      ----------------------
                                    1999          1998          1999          1998
                                  --------      --------      --------      --------
Paddock Place Shopping Center
      Rental income               $285,465      $301,335      $902,100      $923,503
      Bad debt expense               3,729        23,356         5,476        28,844
      Average occupancy                 89%           93%           90%           97%


Germantown Shopping Center
      Rental income               $282,201      $280,412      $845,743      $791,739
      Bad debt expense                 -0-           -0-           -0-           -0-
      Average occupancy                 99%           98%          100%           92%

1202 Industrial Place
      Rental income               $173,458      $145,885      $538,261      $442,941
      Bad debt expense                 -0-           -0-           -0-           -0-
      Average occupancy                100%          100%          100%          100%

      Rental income at Paddock Place Shopping Center in Nashville, Tennessee decreased $21,403 for the nine months ended September 30, 1999 as compared to the same period in 1998. Decreases in base rents due to lower occupancy were offset by increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Paddock Place averaged 89% for the third quarter, a one percent decrease from the previous quarter. A new lease for 4,154 square feet was executed and the tenant will take occupancy during the fourth quarter. One tenant who occupied 1,330 square feet vacated its space prior to the expiration of its lease. During the quarter minor irrigation system repairs were completed.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee increased $54,004 for the nine months ended September 30, 1999 as compared to the same period in 1998. Increases in base rents due to higher occupancies and increases in tenant reimbursements for common area maintenance costs were offset by decreases in tenant reimbursements for real estate taxes.

     Occupancy at Germantown averaged 99% during the quarter, a one percent decrease from the previous quarter. A tenant who occupied 1,050 square feet vacated its space upon the expiration of its lease. This space was subsequently leased to a new tenant who took occupancy in September.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $95,320 for the nine months ended September 30, 1999 as compared to the same period in 1998, primarily due to higher rental rates on an extension with Pierce Leahy, the warehouse's primary tenant, and an increase in tenant reimbursements for common area costs, real estate taxes, and insurance costs.

     Occupancy at 1202 Industrial Place remained 100% during the quarter. In September a tenant who leases 54,000 square feet subleased its space to a new tenant who will occupy the space until the lease expires on November 30, 2000. Parking lot repairs were completed in September.

     "Equity in earnings of joint venture", as reflected in the Statements of Earnings, represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), N.C. increased $41,353 for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to an increase in rental rates offset by a decrease in tenant reimbursements for common area maintenance costs and insurance costs. The increase is also due to the receipt of a lease termination fee from a tenant who elected, pursuant to its lease, to terminate its lease effective October 5, 1999. Tower Place's total operating expenses decreased due to lower repair and maintenance costs, security costs and real estate taxes. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                         1999            1998            1999            1998
                                      ----------      ----------      ----------      ----------
Tower Place Shopping Center
      Rental income                   $  448,250      $  434,561      $1,374,622      $1,333,269
      Bad debt expense (recovery)            918              68             918            (177)
      Average occupancy                       98%             95%             98%             97%

      The Partnership's share of income from the joint venture increased $10,291 for the nine months ended September 30, 1999 as compared to the same period in 1998 for the reasons stated above.

     Occupancy at Tower Place averaged 98% for the third quarter, a one percent decrease from the previous quarter. Two tenants who occupied a total of 2,310 square feet vacated their spaces prior to the expiration of their leases. Another tenant who occupied 1,400 square feet vacated its space; however, this tenant has indicated it will continue to pay rent according to the terms of its lease which expires on March 31, 2000. Two tenants who occupy 2,800 square feet renewed their leases for three years. During the quarter, some of the wood trim along the fascia of the property was repaired and painted.

      Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years.

      Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $33,417 for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase is due to higher repair and maintenance costs, property management fees and real estate taxes. Property operating expenses at Paddock Place increased, with increases in building repair and maintenance costs being offset by lower security costs. Property operating expenses at Germantown increased, with increases in parking lot repair and maintenance costs, real estate taxes and property management fees being offset by decreases in utilities and landscaping maintenance costs. Property operating expenses at 1202 Industrial Place were flat, with increases in roof repair and maintenance costs being offset by decreases in parking lot and general building repairs and maintenance costs.

      General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses were flat for the nine months ended September 30, 1999 as compared to the same period in 1998, with decreases in investor services costs and telephone expenses offset by increases in salaries and benefits.

     The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an its information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. As of September 30, 1999, the Partnership has completed its assessment and made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is nearing completion and based on information received to date, management believes its most critical external entities will be operational. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes of its internal and external systems will not be significant and that such costs will be funded completely through operations.

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

       (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

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

                                       MURRAY INCOME PROPERTIES II, LTD.

                                       By: Murray Realty Investors IX, Inc.
                                           A General Partner



Date:  November 5, 1999                By: /s/ Mitchell Armstrong
                                           --------------------------------
                                           Mitchell Armstrong
                                           President
                                           Chief Financial Officer

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