Form 10-K
period 1999-12-31
MURRAY INCOME PROPERTIES II LTD
filed 2000-03-27
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K


(Mark One)

   X        Annual Report pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934


                   For the Fiscal Year Ended DECEMBER 31, 1999


                                       OR

            Transition report pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                TABLE OF CONTENTS

                                     PART I

                                                                                 Page
Item 1.            Business                                                        1

Item 2.            Properties                                                      3

Item 3.            Legal Proceedings                                               3

Item 4.            Submission of Matters to a Vote of Security Holders             3

                                     PART II

Item 5.            Market for the Partnership's Limited Partnership
                   Interests and Related Security Holder Matters                   5

Item 6.            Selected Financial Data                                         5

Item 7.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             6

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk     10

Item 8.            Financial Statements and Supplementary Data                    11

Item 9.            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                            22

                                    PART III

Item 10.           Directors and Executive Officers of the Partnership            23

Item 11.           Executive Compensation                                         24

Item 12.           Security Ownership of Certain Beneficial Owners
                   and Management                                                 25

Item 13.           Certain Relationships and Related Transactions                 26

                                     PART IV

Item 14.           Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                            27

Signatures                                                                        34

Index to Exhibits                                                                 35

                                     PART I

ITEM 1.    BUSINESS.

     General. Murray Income Properties II, Ltd. (the "Partnership") was formed December 23, 1985 under the Texas Uniform Limited Partnership Act to acquire recently constructed income-producing shopping centers located in growth markets. As of November 1989, the Partnership became governed by the Texas Revised Limited Partnership Act. The General Partners of the Partnership are Murray Realty Investors IX, Inc., a Texas corporation, and Crozier Partners IX, Ltd., a Texas limited partnership.

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

     Tower Place Festival Shopping Center. At December 31, 1999, Tower Place was 86% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1998, Tower Place was 98% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Mountain View has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                     Rentable              Percent Leased at
           Property                 Square Feet            December 31, 1999
           --------                 -----------            -----------------
               1                      251,829                        98%
               2                       40,946                       100%
               3                      132,648                        92%

     Paddock Place Shopping Center. At December 31, 1999, Paddock Place was 96% leased. One tenant, Rafferty's, leases 11.6% of the total rentable space of the property. J. Alexander's, a full service restaurant, is occupying the space under a sub-lease. The Rafferty's lease expires on December 31, 2001 and the tenant has an option to extend the term of the lease for two successive periods of five years each. At December 31, 1998, Paddock Place was 90% leased.

     Paddock Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                        Rentable              Percent Leased at
              Property                 Square Feet            December 31, 1999
              --------                 -----------            -----------------
                  1                      108,000                        89%
                  2                       15,000                       100%
                  3                      178,491                        98%

     Germantown Collection Shopping Center. At December 31, 1999, Germantown was 100% leased. One tenant, Chili's, leases 10% of the total rentable space. The Chili's lease expires on December 31, 2004, and the tenant has the option to extend the term of the lease for three consecutive terms of five years each. At December 31, 1998, Germantown was 100% leased.

     Germantown is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                            Rentable              Percent Leased at
                  Property                 Square Feet            December 31, 1999
                  --------                 -----------            -----------------
                      1                       84,000                        97%
                      2                       37,760                        97%
                      3                       87,975                        96%

     1202 Industrial Place. At December 31, 1999 and 1998, 1202 was 100% leased. Pierce Family Partnership leases 69% of the total rentable space of the property and Care Management Enterprises, Inc. leases 31% of the total rentable space. The Pierce lease expires on October 31, 2014 and the tenant has an option to renew the lease for one additional term of five years. The Care Management Enterprises, Inc. lease expires on November 30, 2000.

     1202 Industrial Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                             Rentable              Percent Leased at
                   Property                 Square Feet            December 31, 1999
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

ITEM 2. PROPERTIES.

     The Partnership owns a 15% interest in Tower Place Joint Venture which owns the property described below:

     Location                       Description of Property
     --------                       -----------------------

     Pineville (Charlotte),         Tower Place Festival Shopping Center
       North                        Carolina A 114,186 square foot shopping
                                    center situated on 10.777 acres. At December
                                    31, 1999, Tower Place was 86% leased at an average annual lease rate of $14.62. Lease rental rates range from $12.37 to $17.00 per square foot.

The Partnership also owns the properties described below:

     Nashville, Tennessee           Paddock Place Shopping Center
                                    A 68,629 square foot shopping center
                                    situated on 4.66 acres. At December 31,
                                    1999, Paddock Place was 96% leased at an average annual lease rate of $14.46. Lease rates range from $9.79 to $19.00 per square foot.

     Germantown (Memphis),          Germantown Collection Shopping Center
       Tennessee                    A 55,730 square foot shopping center
                                    situated on 11.4 acres. At December 31,
                                    1999, Germantown was 100% leased at an
                                    average annual lease rate of $16.55. Lease rates range from $14.00 to $20.00 per square foot.

     Grand Prairie, Texas,          1202 Industrial Place
                                    An office/warehouse facility containing
                                    172,800 square feet situated on 8.6 acres.
                                    At December 31, 1999, 1202 Industrial Place was 100% leased at an average annual lease rate of $2.73. Lease rates range from $2.40 to $3.45 per square foot.

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

     On March 10, 2000, a special meeting of the Limited Partners was held to approve the sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd., an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the partnership's last property and an amendment to the partnership agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the limited partners on or about January 14, 2000. At the meeting, holders of 246,488 Interests (78%) out of a total of 314,687 Interests were represented by proxy. The vote was 235,973 Interests (75%) for the proposal, 6,342 Interests (2%) against the proposal and 4,173 Interests (1%) abstaining.

Because more than 50% of the outstanding Interests voted to approve the proposal, the Partnership will begin marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated and dissolved.

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

     At December 31, 1999, there were 2,146 record holders, owning an aggregate of 314,687 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended November 30, 1986, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the years ended December 31, 1995 through December 31, 1999. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors IX, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners IX, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.17 of the Agreement of Limited Partnership as contained in Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1999, no funds were available for this purpose.

ITEM 6.    SELECTED FINANCIAL DATA.

                                             Year Ended December 31,
                        -------------------------------------------------------------------
                           1999           1998         1997          1996          1995
                        -----------   -----------   -----------   -----------   -----------
Income                  $ 3,237,453   $ 3,124,604   $ 2,927,389   $ 2,947,806   $ 2,794,261
Net Earnings              1,403,780     1,290,459     1,108,782     1,160,228     1,121,097
Basic earnings per
  Limited Partnership
  Interest*                    4.32          3.97          3.40          3.56          3.44
Distributions per
  Limited Partnership
  Interest*                    6.00          6.00          5.94          6.00          6.00
Total Assets at
  Year End              $18,270,529   $18,748,341   $19,396,894   $20,161,224   $20,934,041

* Based on Limited Partnership Interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of December 31, 1999, the Partnership had cash, cash equivalents and certificates of deposit of $1,504,622, which included $1,474,665 invested in certificates of deposit and other money market instruments. Such amounts represent cash generated from operations and working capital reserves. The increase in cash and cash equivalents from December 31, 1998 to December 31, 1999 is primarily due to an increase in the net cash flow generated from the operations of the Partnership's properties.

     Rental income from leases is accrued using the straight line method over the related lease terms. At December 31, 1999 and December 31, 1998, there were $326,341 and $232,338, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rents collected (but not yet remitted to the Partnership by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $67,152 (exclusive of bad debts and recoveries) from December 31, 1998 to December 31, 1999 is primarily due to increases in receivables related to the accruals described above.

     Other assets consist primarily of deferred leasing costs. The increase in other assets of $152,457 (exclusive of amortization) is primarily due to an increase in leasing commissions paid at Germantown and Paddock Place and deferred costs related to a proxy solicitation mailed subsequent to year end.

     During the year ended December 31, 1999, the Partnership made Cash Distributions from Operations totaling $1,926,653. Subsequent to December 31, 1999 the Partnership made a Cash Distribution from Operations of $481,664, which related to the three months ended December 31, 1999. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

     Overall market conditions remained stable in the cities in which the Partnership owns property. Average occupancies at Tower Place and Paddock Place decreased for the year, while Germantown increased and 1202 Industrial Place remained at 100% occupancy. Industry-wide and in the Partnership's markets, the year was characterized by increased vacancy in large anchor spaces caused by bankruptcies and consolidation among large retailers. In all three retail markets, and specifically at Tower Place, anchor and large space users have vacated their spaces due to increased competition within their industries. The development of power centers, or centers with several anchors, in the early 1990's has left many markets with an abundance of vacant anchor stores. This oversupply, coupled with the specific build-out needs and square footage requirements of large users, makes these spaces difficult to re-lease. The vacant space at Tower Place, which was occupied by General Cinema, has been leased to Bally Total Fitness and it is anticipated that they will take occupancy in late 2000 or early 2001. The theater will be demolished and a new building will be constructed for Bally. Management continues to work diligently to lease the space previously occupied by Famous Footwear at Tower Place.

Results of Operations

     Rental income increased $133,709 (5%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Rental income increased $202,308 (8%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1999, 1998 and 1997.

                                                 For the years ended
                                                    December 31,
                                        ---------------------------------------
                                           1999          1998           1997
                                        ----------    ----------    -----------
Paddock Place Shopping Center
     Rental income                      $1,183,885    $1,194,824    $ 1,166,486
     Bad debt expense (recovery)             5,476        28,844         (7,200)
     Average occupancy                          91%           95%            94%

Germantown Collection Shopping Center
     Rental income                      $1,130,922    $1,084,570    $ 1,008,103
     Bad debt expense                          -0-           -0-            686
     Average occupancy                         100%           94%            94%

1202 Industrial Place
     Rental income                      $  711,720    $  613,424    $   515,921
     Bad debt expense                          -0-           -0-            -0-
     Average occupancy                         100%          100%           100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee decreased $10,939 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Decreases in base rents due to lower average occupancy were offset by increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes. Rental income at Paddock Place increased $28,338 (2%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997, with increases in base rent being offset by a decrease in percentage rent received from J. Alexander's Restaurant.

     Paddock Place averaged 91% occupancy for the year ended December 31, 1999, a four percent decrease from the previous year. One tenant who occupied 4,154 square feet moved to another space in the shopping center which contains 5,230 square feet. The space containing 4,154 square feet has subsequently been leased to a card and gift shop. Two tenants who occupy 5,354 square feet renewed their leases for five years and one tenant who occupies 1,254 square feet renewed its lease for three years. One tenant who occupied 1,330 square feet vacated its space prior to the expiration of its lease. During the year, repairs were completed to the parking lot, irrigation system, and downspouts. At December 31, 1999, Paddock Place was 96% leased.

     Rental income at Germantown Collection in Germantown (Memphis), Tennessee increased $46,352 (4%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Increases in base rents due to higher occupancies and increases in tenant reimbursements for common area maintenance costs were offset by decreases in tenant reimbursements for real estate taxes. Rental income at Germantown Collection increased $76,467 (8%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to higher rental rates and an increase in tenant reimbursements for real estate taxes, offset by decreases in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown averaged 100% for the year ended December 31, 1999, a six percent increase over the previous year. One tenant who occupies 1,284 square feet renewed its lease for five years and a tenant who occupies 1,100 square feet renewed its lease for three years. A tenant who occupied 1,200 square feet assigned its lease to a new owner, who then executed a new three year lease. One tenant who occupied 1,050 square feet vacated its space upon expiration of its lease. This space was then leased to a new tenant who took occupancy in September. During the year, parking lot repairs were completed and portions of the shopping center were painted. At December 31, 1999, Germantown was 100% occupied.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas increased $98,296 (16%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998, primarily due to higher rental rates on a lease extension with Pierce Leahy, the warehouse's primary tenant, and an increase in tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs. Rental income at 1202 Industrial Place increased $97,503 (19%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to higher rental rates on a lease extension with Pierce Leahy, the warehouse's primary tenant, and an increase in tenant reimbursements for common area maintenance costs and real estate taxes.

     1202 Industrial Place remained 100% occupied for the year ended December 31, 1999, unchanged from the previous year. A tenant who occupied 54,000 square feet subleased its space to a new tenant who will occupy the space until the lease expires on November 30, 2000. Effective December 1, 2000, the tenant occupying the remainder of the property will move into this space, and they will then occupy 100% of the building. Parking lot repairs were completed in September. As of December 31, 1999, 1202 Industrial Place was 100% leased.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), N.C. increased $16,465 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998, with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs and insurance costs. Rental income at Tower Place increased $14,414 (1%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs, reimbursements for common advertising costs and a decrease in percentage rent received. Tower Place's total operating expenses increased $23,988 (6%), with higher repair and maintenance costs, landscaping costs and real estate taxes offset by lower utility costs and security costs. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1999, 1998 and 1997:

                                             For the years ended
                                                December 31,
                                   --------------------------------------
                                     1999          1998          1997
                                   ----------    ----------    ----------
Tower Place Shopping Center
     Rental income                 $1,803,589    $1,787,124    $1,772,710
     Bad debt expense (recovery)        8,799           448         2,997
     Average occupancy                     95%           96%           98%

     The Partnership's share of income from the joint venture decreased $2,306 (2%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 for the reasons stated above. The Partnership's share of income from the joint venture increased $4,904 (4%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 for the reasons stated above.

     Tower Place averaged 95% occupancy for the year ended December 31, 1999, a one percent decrease from the previous year. A new lease for 1,600 square feet was signed and the tenant took occupancy in April. A lease for 2,310 square feet was signed; however, the tenant never opened for business. This space was subsequently leased to a restaurant who took occupancy in the first quarter of 2000. Effective October 5, 1999, Famous Footwear, who occupied 9,600 square feet, exercised a clause in its lease which allowed it to terminate the lease and vacate its space. Management is pursuing a replacement tenant for this space. During the year, five tenants who occupy a total of 9,250 square feet renewed their leases for three years. One tenant who occupies 4,200 square feet renewed its lease for five years. Three tenants who occupied 3,710 square feet vacated their spaces prior to the expiration of their leases. Two tenants who occupied 2,170 square feet vacated their spaces upon expiration of their leases. General Cinema, who vacated their eight-screen theater in 1998, continued to pay rent according to the terms of its lease. Effective January 31, 2000, this lease was terminated and a new lease was signed with Bally Total Fitness, who will operate a health and fitness club at the center. Bally will occupy approximately 25,000 square feet and should take occupancy in late 2000 or early 2001. During the year, roof repairs were completed and some of the wood trim along the fascia of the property was repaired and painted. At December 31, 1999, Tower Place was 86% leased.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses increased $11,876 (2%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase is due to higher repair and maintenance costs, property management fees, real estate taxes and amortization of leasing costs, offset by lower utility costs, landscaping costs and trash removal costs. Property operating expenses at Paddock Place increased $13,056 (5%), with increases in repair and maintenance costs and amortization of leasing costs being offset by decreases in trash removal costs and security costs. Property operating expenses at Germantown were flat, with increases in real estate taxes and amortization of leasing costs being offset by decreases in utilities costs and repair and maintenance costs. Property operating expenses at 1202 Industrial Place were also flat, with increases in roof repair and maintenance costs being offset by decreases in parking lot and general building repair and maintenance costs.

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

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $4,744 (2%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to increases in salaries and benefits, travel and entertainment expenses, and seminars and education costs offset by decreases in legal fees, investor services costs and telephone expenses.

     General and administrative expenses decreased $36,100 (10%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to decreases in accounting and legal costs, investor services costs and telephone expenses, offset by increases in salaries and benefits.

     The effect of inflation on results of operations for the years ended December 31, 1999, 1998, and 1997 was not significant.

     Through March 27, 2000, Management of the Partnership is unaware of any adverse effects of Year 2000 issues on its information technology system and non-information technology system. While Management does not believe it will experience any adverse effects, there can be no assurance that Year 2000 issues will not arise and have an adverse effect on the Partnership's financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:

                                                                               Page
                                                                              Number
                                                                              ------
Independent Auditors' Report                                                     12

Balance Sheets - December 31, 1999 and 1998                                      13

Statements of Earnings - Years ended December 31, 1999, 1998, and 1997           14

Statements of Changes in Partners' Equity -Years ended
     December 31, 1999, 1998, and 1997                                           15

Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997         16

Notes to Financial Statements                                                 17-21

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties II, Ltd.:

We have audited the accompanying balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                      KPMG LLP


Dallas, Texas
February 10, 2000, except as to note 7
     which is as of March 10, 2000

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                                       1999            1998
                                                    ------------    ------------
ASSETS

Investment properties, at cost (note 3):
     Land                                           $  5,789,291    $  5,789,291
     Buildings and improvements                       17,841,734      17,813,151
                                                    ------------    ------------
                                                      23,631,025      23,602,442
     Less accumulated depreciation                     9,152,398       8,431,219
                                                    ------------    ------------
       Net investment properties                      14,478,627      15,171,223
Investment in joint venture,
     at equity (note 4)                                1,237,802       1,321,510
Cash and cash equivalents                                908,676         745,995
Certificates of deposit                                  595,986         597,000
Accounts receivable, net of allowances of
     $5,476 and $-0- in 1999 and 1998,
     respectively (note 1)                               515,346         453,670
Other assets, at cost, net of accumulated
     amortization of $631,315 and $554,007 in
     1999 and 1998, respectively                         534,092         458,943
                                                    ------------    ------------
                                                    $ 18,270,529    $ 18,748,341
                                                    ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $     19,004    $     19,293
Accrued property taxes                                   317,344         297,194
Security deposits and other liabilities                   76,156          72,906
Deferred income (note 3)                                  57,420          35,470
                                                    ------------    ------------
              Total liabilities                          469,924         424,863
                                                    ------------    ------------

Partners' equity:
     General Partners:
       Capital contributions                               1,000           1,000
       Cumulative net earnings                           689,241         645,335
       Cumulative cash distributions                    (684,246)       (645,713)
                                                    ------------    ------------
                                                           5,995             622
                                                    ------------    ------------

Limited Partners (314,687 Interests):
     Capital contributions, net of offering costs     27,029,395      27,029,395
     Cumulative net earnings                          14,503,014      13,143,140
     Cumulative cash distributions                   (23,737,799)    (21,849,679)
                                                    ------------    ------------
                                                      17,794,610      18,322,856
                                                    ------------    ------------
              Total partners' equity                  17,800,605      18,323,478
                                                    ------------    ------------
                                                    $ 18,270,529    $ 18,748,341
                                                    ============    ============

See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

                                                    Years Ended
                                                    December 31,
                                         -------------------------------------
                                           1999         1998          1997
                                         ----------   ----------   -----------
INCOME:
     Rental (note 3)                     $3,026,527   $2,892,818   $ 2,690,510
     Interest                                72,934       91,488       101,485
     Equity in earnings of joint
       venture (note 4)                     137,992      140,298       135,394
                                         ----------   ----------   -----------
                                          3,237,453    3,124,604     2,927,389
                                         ----------   ----------   -----------

EXPENSES:
     Depreciation                           721,179      714,903       724,411
     Property operating (note 5)            790,603      778,727       752,939
     General and administrative             316,415      311,671       347,771
     Bad debts (recoveries), net              5,476       28,844        (6,514)
                                         ----------   ----------   -----------
                                          1,833,673    1,834,145     1,818,607
                                         ----------   ----------   -----------
       Net earnings                      $1,403,780   $1,290,459   $ 1,108,782
                                         ==========   ==========   ===========

Basic earnings per limited partnership
     interest                            $     4.32   $     3.97   $      3.40
                                         ==========   ==========   ===========


See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                               General         Limited
                                               Partners        Partners         Total
                                             ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 1997:

     Balance at December 31, 1996            $     (2,333)   $ 19,759,806    $ 19,757,473
     Net earnings                                  38,100       1,070,682       1,108,782
     Cash distributions ($5.94 per limited
       partnership interest)                      (38,132)     (1,868,450)     (1,906,582)
                                             ------------    ------------    ------------
     Balance at December 31, 1997            $     (2,365)   $ 18,962,038    $ 18,959,673
                                             ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1998:

     Net earnings                                  41,520       1,248,939       1,290,459
     Cash distributions ($6.00 per limited
       partnership interest)                      (38,533)     (1,888,121)     (1,926,654)
                                             ------------    ------------    ------------
     Balance at December 31, 1998            $        622    $ 18,322,856    $ 18,323,478
                                             ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1999:

     Net earnings                                  43,906       1,359,874       1,403,780
     Cash distributions ($6.00 per limited
       partnership interest)                      (38,533)     (1,888,120)     (1,926,653)
                                             ------------    ------------    ------------
     Balance at December 31, 1999            $      5,995    $ 17,794,610    $ 17,800,605
                                             ============    ============    ============

See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                         Years ended
                                                                         December 31,
                                                            -----------------------------------------
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                             $ 1,403,780    $ 1,290,459    $ 1,108,782
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                                5,476         28,844         (6,514)
       Depreciation                                             721,179        714,903        724,411
       Equity in earnings of joint venture                     (137,992)      (140,298)      (135,394)
       Amortization of other assets                              77,308         73,530         66,877
       Amortization of deferred income                           (6,498)        (6,498)        (6,498)
       Change in assets and liabilities:
         Accounts and notes receivable                          (67,152)       (74,713)       (22,371)
         Other assets                                          (152,457)      (289,013)       (74,868)
         Accounts payable                                          (289)        12,892            865
         Accrued property taxes, security deposits
           and other liabilities and deferred income             51,848        (18,752)        39,103
                                                            -----------    -----------    -----------
              Net cash provided by operating activities       1,895,203      1,591,354      1,694,393
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Additions to investment properties                           (28,583)      (317,961)       (31,585)
   Purchases of certificates of deposit                        (993,972)      (498,000)      (996,000)
   Proceeds from redemptions of certificates of deposit         994,986        797,000        995,000
   Distributions from joint venture                             221,700        210,000        212,700
                                                            -----------    -----------    -----------
              Net cash provided by investing activities         194,131        191,039        180,115
                                                            -----------    -----------    -----------

Cash flows from financing activities - cash distributions    (1,926,653)    (1,926,654)    (1,906,582)
                                                            -----------    -----------    -----------

Net increase  (decrease) in cash and cash equivalents           162,681       (144,261)       (32,074)
Cash and cash equivalents at beginning of year                  745,995        890,256        922,330
                                                            -----------    -----------    -----------
Cash and cash equivalents at end of year                    $   908,676    $   745,995    $   890,256
                                                            ===========    ===========    ===========



See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1999 and 1998, there were $326,341 and $232,338, respectively, of accounts receivable related to such accruals.

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

     Basic earnings and cash distributions per limited partnership interest are based upon the limited partnership interests outstanding at year-end and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement, as amended. Basic earnings per limited partnership interest is based on year-end partnership interests outstanding as there has been no change in partnership interests in any period included in these financial statements. There are no dilutive potential partnership interests and, therefore, there is no difference in basic earnings per limited partner interest and diluted earnings per limited partner interests.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1999 and 1998. For cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

2. PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, Cash Distributions from Operations ("Operating Distributions") are allocated and paid 7% to the Non-corporate General Partner, 3% to the Corporate General Partner and 90% to the Limited Partners. An amount equal to 5% of Operating Distributions out of the 7% allocated to the Non-corporate General Partner and the entire amount of Operating Distributions allocated to the Corporate General Partner is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from either Operating Distributions or Cash Distributions from Sales or Refinancings. Net profits or losses, excluding depreciation and gain or loss from sales or refinancing, are allocated to the General Partners and Limited Partners in the same proportions as the Operating Distributions for the year. All depreciation is allocated to those Limited Partners subject to Federal income taxes. Cash Distributions from the sale or refinancing of a property are allocated as follows:

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

     The Partnership had no outstanding receivable balances at December 31, 1999 or 1998, which, individually, exceeded 5% of the Partnership's total assets.

     Rental income from a major customer was approximately $356,000 during year ended December 31, 1999 and approximately $282,000 and $257,000 for the years 1998 and 1997, respectively.

     Operating leases with tenants range in terms from thirty-three months to fifteen years. Fixed minimum future rentals under existing leases at December 31, 1999 are as follows:

     Year ending December 31:

                2000                    $   2,332,447
                2001                        2,023,608
                2002                        1,649,434
                2003                        1,011,133
                2004                          691,908
                Thereafter                  5,732,923
                                        -------------
                                        $  13,441,453
                                        =============

     Rental income includes $572,487, $563,986, and $543,118 in 1999, 1998, and
1997, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.


                                                                       Continued

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

     During 1990, the Partnership reached a settlement with a tenant which provided for the receipt of $245,000 in settlement of all past due rent and a modification of future rental obligations. In connection with this settlement, $12,997 and $19,495 at December 31, 1999 and 1998, respectively, is classified as deferred income and recognized on a straight line basis over the remaining term of this lease.

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

     Summarized financial information for the joint venture is as follows:

                                                            December 31,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------
     Total assets, principally investment property   $8,453,953   $8,995,551
                                                     ==========   ==========

     Total liabilities                                  201,940      185,484
     Venturers' capital                               8,252,013    8,810,067
                                                     ----------   ----------
                                                     $8,453,953   $8,995,551
                                                     ==========   ==========

                                                            Years ended
                                                            December 31,
                                                ------------------------------------
                                                  1999         1998         1997
                                                ----------   ----------   ----------
     Income                                     $1,826,369   $1,810,269   $1,797,162
     Expenses                                      906,422      874,946      894,538
                                                ----------   ----------   ----------
         Net earnings                           $  919,947   $  935,323   $  902,624
                                                ==========   ==========   ==========

5. TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $18,792 and $17,832 during the years ended December 31, 1999 and 1998. MRI IX entered into a property marketing agreement with the Partnership for the leasing of 1202 Industrial Place, effective August 4, 1998. Pursuant to this agreement, MRI IX earned leasing commissions in the amount of $197,865 during the year ended December 31, 1998. No such fees were earned during the year ended December 31, 1999.



                                                                       Continued

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


6. RECONCILIATION OF FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                      Years Ended
                                                                      December 31,
                                                         -----------------------------------------
                                                            1999           1998           1997
                                                         -----------    -----------    -----------
Net earnings - financial statement basis                 $ 1,403,780    $ 1,290,459    $ 1,108,782
                                                         -----------    -----------    -----------
   Financial statement basis depreciation/amortization
     over tax basis depreciation/amortization                115,172         94,799        111,112
   Financial statement basis joint venture earnings
     under tax basis joint venture earnings                   16,370          4,798          6,560
   Tax basis rental income over (under)
     financial statement basis rental income                 (71,300)       (41,302)        23,404
                                                         -----------    -----------    -----------
   Sub-total                                                  60,242         58,295        141,076
                                                         -----------    -----------    -----------
   Net earnings - Federal income tax basis               $ 1,464,022    $ 1,348,754    $ 1,249,858
                                                         ===========    ===========    ===========

     Reconciliation of financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                       Years Ended
                                                                       December 31,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
     Total partners' equity - financial statement basis   $17,800,605   $18,323,478   $18,959,673
     Current year tax basis net earnings over
       financial statement basis net earnings                  60,242        58,295       141,076
     Cumulative prior years tax basis net earnings
       over financial statement basis net earnings          1,375,272     1,316,977     1,175,901
                                                          -----------   -----------   -----------
     Total partners' equity - Federal income tax basis    $19,236,119   $19,698,750   $20,276,650
                                                          ===========   ===========   ===========

     Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

7. SUBSEQUENT EVENT

     On March 10, 2000 in a special meeting of the Partnership, the Limited Partners approved the sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by MIP I), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the partnership agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the limited partners on or about January 14, 2000. As a result, the Partnership will begin marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated. Management of the Partnership expects no loss to result from the sale of properties.

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

Crozier Partners IX, Ltd., General Partner

     Jack E. Crozier, 71, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. He is a consultant to several companies.

Murray Realty Investors IX, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors IX, Inc.
are:

     Mitchell L. Armstrong, 49, President and Director. Mr. Armstrong became President of Murray Realty Investors IX, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 44, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and a Mississippi broker's license.

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

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                       -----------------------------------
                                                            All Other
Name and Principal Position            Year     Salary    Compensation (1)
                                       ----   ----------  ----------------
Mitchell L. Armstrong,                 1999   $   67,687   $    2,874
     President*                        1998       66,621        2,848
                                       1997       65,507        2,815

W. Brent Buck,                         1999       50,405        1,773
     Executive Vice President*         1998       49,611        1,733
                                       1997       48,782        1,695

*    Offices held in Murray Realty Investors IX, Inc., the Corporate General
     Partner.

(1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

     (a) Matching contributions by the Partnership under its SIMPLE-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 1999 the Partnership's matching contributions were $2,050 for Mr. Armstrong and $1,521 for Mr. Buck.

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

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1999.

     The following table presents certain information regarding the number of Interests owned, directly or indirectly, by (i) a general partner of a General Partner and executive officers and directors of a General Partner and (ii) a general partner of a General Partner and executive officers and directors of a General Partner as a group as of December 31, 1999:

                                                               Amount and Nature
                                                                  Of Beneficial        Percent
          Title of Class            Beneficial Owner         Beneficial Ownership     of Class
-------------------------------     ----------------         --------------------     --------
Limited Partnership Interests,     Mitchell L. Armstrong              377(1)             .12%
$100 per Interest                  W. Brent Buck                      251(2)             .08%
                                   Jack E. Crozier                    736(3)             .23%

Limited Partnership Interest,      All General Partners
$100 per Interest                  as a group                       1,057                .34%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 1999 the Partnership was reimbursed by Murray Income Properties I, Ltd. ("MIP I") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP I. MIP I is a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The reimbursement has been accounted for as a reduction of general and administrative expenses. Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $18,792 and $17,832 during the years ended December 31, 1999 and 1998. MRI IX entered into a property marketing agreement with the Partnership for the leasing of 1202 Industrial Place, effective August 4, 1998. Pursuant to this agreement, MRI IX earned leasing commissions in the amount of $197,865 during the year ended December 31, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements - See Index to Financial Statements in Item
               8 of this Form 10-K

          2.   Financial Statement Schedules with Independent Auditors' Report
               Thereon:

               (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1999, 1998, and 1997.

               (ii) Real Estate and Accumulated Depreciation (Schedule III) -
                    December 31, 1999

     All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     (b)  Reports on Form 8-K filed during the last quarter of the year:

            None

     (c)  Exhibits:

          2a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's
                Schedule 14A, filed with the Securities and Exchange Commission on January 13, 2000. (File No. 0-17183)

          2b Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2000. (File No. 0-17183)

          2c Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 23, 2000. (File No. 0-17183)

          3a Agreement of Limited Partnership of Murray Income Properties II, Ltd.. Reference is made to Exhibit A of the Prospectus dated February 20, 1986 contained in Amendment No. 1 to Partnership's Form S-11 Registration Statements filed with the Securities and Exchange Commission on February 13, 1986. (File No. 33-2294).

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

          3d Amendment to Amended and Restated Certificate and Agreement of Limited Partnership, dated March 22, 2000. Filed herewith.

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

          10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Filed herewith.

          10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Filed herewith.

          10e Lease Agreement with Rafferty's Inc. to lease certain premises as described within the Lease Agreement dated August 12, 1985 at Paddock Place Shopping Center. Reference is made to Exhibit 10r to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

          10f Lease Agreement with Chili's Inc. to lease certain premises as described within the Lease Agreement dated May 19, 1988 at Germantown Collection Shopping Center. Reference is made to
                Exhibit 10t to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

          10g Settlement and Release Agreement with Rafferty's Inc. and Mid-South Management Group, Inc., dated December 1, 1990. Reference is made to Exhibit 10u to the 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991. (File No. 0-17183)

          10h Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

          10i Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement dated August 4, 1998 at 1202 Industrial Place. Reference is made to
                Exhibit 10a to the Form 10-Q for the Quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998. (File No. 0-17183)

          10j Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1998. Reference is made to Exhibit 10h to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

          10k Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 2, 1999 at Tower Place Festival Shopping Center. Filed herewith.

          10l Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated December 15, 1999) at Germantown Collection Shopping Center. Filed herewith.

          10m Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated December 15, 1999 at Paddock Place Shopping Center. Filed herewith.

          10n Lease Agreement with Calidad Foods, Inc. to lease certain premises as described within the Lease Agreement dated October 19, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10v to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

          10o Lease Agreement with Pierce Family Partnership to lease certain premises as described within the Lease Agreement dated October 23, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10x to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

          10p Amendment to Lease Agreement with Calidad Foods, Inc. dated December 28, 1992 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10n to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-17183)

          10q Amendment to Lease Agreement with Pierce Leahy Corp., a Pennsylvania corporation, as successor in interest to Pierce Family Partnership Ltd., a Pennsylvania limited partnership, dated October 8, 1998, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10o to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

          10r Lease Agreement with Pierce Leahy Corp., a Pennsylvania corporation, to lease certain premises as described within the Lease Agreement dated October 8, 1998, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10p to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

          10s Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-17183)

          10t Lease Agreement with Care Management Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated November 16, 1995 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10p to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1996. (File No. 0-14105)

          10u Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          10v Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          27    Financial Data Schedule. Filed herewith.

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

     (d)  Financial Statement Schedules with Independent Auditors' Report
          Thereon:

          (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1999, 1998, and 1997.

          (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1999.

     All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

Under date of February 10, 2000, except as to note 7 which is as of March 10, 2000, we reported on the balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership`s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                   KPMG LLP


Dallas, Texas
February 10, 2000, except as to note 7
     which is as of March 10, 2000

                                                                     Schedule II

                        MURRAY INCOME PROPERTIES II LTD.
                             (A LIMITED PARTNERSHIP)

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                     Balance at    Charged to                   Balance at
                                     beginning     costs and                     end of
           Description               of period     expenses      Deductions      period
                                    -----------   -----------    -----------   -----------
Allowance for doubtful accounts:

     Year ended December 31, 1997   $     9,485        (6,514)         1,524         1,447
                                    ===========   ===========    ===========   ===========

     Year ended December 31, 1998   $     1,447        28,844         30,291           -0-
                                    ===========   ===========    ===========   ===========

     Year ended December 31, 1999   $       -0-         5,476            -0-         5,476
                                    ===========   ===========    ===========   ===========

     Deductions are primarily for writeoffs of accounts receivable deemed uncollectible by management.

                                                                    Schedule III

                        MURRAY INCOME PROPERTIES II, LTD.
                             (a limited partnership)

                    Real Estate and Accumulated Depreciation


                                December 31, 1999


                                                                           Costs Capitalized            Gross Amount
                                                        Initial Cost          Subsequent              at which carried at
                                                      to Partnership (A)    to Acquisition            Close of Period (D)
                                                  -------------------------   ----------   ---------------------------------------
                                                               Buildings and                             Buildings and
      Description                   Encumbrances     Land      Improvements  Improvements    Land        Improvements    Total
      -----------                   -----------   -----------   -----------   ----------   -----------   -----------   -----------
Shopping Center
  Nashville, Tennessee              $         0   $3,153,285    $ 6,615,549   $ 664,184     $3,153,285   $ 7,279,733   $10,433,018
Shopping Center
  Germantown (Memphis)
  Tennessee                         $         0   $1,751,518    $ 6,395,078   $1,158,565    $1,751,518   $ 7,553,643   $ 9,305,161
Office Warehouse
  Grand Prairie
  Texas                             $         0   $  884,488    $ 2,895,376   $  112,982    $  884,488   $ 3,008,358   $ 3,892,846
                                    -----------   ----------    -----------   ----------    ----------   -----------   -----------
                                    $         0   $5,789,291    $15,906,003   $1,935,731    $5,789,291   $17,841,734   $23,631,025
                                    ===========   ==========    ===========   ==========    ==========   ===========   ===========

                                                                             Life on which
                                                                            Depreciation in
                                                                 Fiscal     Latest Statement
                                    Accumulated     Year of        Year       of Earnings
      Description                   Depreciation  Construction   Acquired     is Computed
      -----------                   -----------   -----------   ----------- ----------------
Shopping Center
  Nashville, Tennessee               $3,877,097     1985/86        1986        3-25 YEARS
Shopping Center
  Germantown (Memphis)
  Tennessee                          $3,791,991       1987         1988        3-25 YEARS
Office Warehouse
  Grand Prairie
  Texas                              $1,483,310       1980         1988        3-25 YEARS
                                     ----------
                                     $9,152,398
                                     ==========

Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties

(B)  Reconciliation of real estate owned for 1999, 1998 and 1997:

                                          1999           1998         1997
                                      -----------   -----------   -----------
     Balance at beginning of period   $23,602,442   $23,284,481   $23,252,896
     Additions during period          $    28,583   $   317,961   $    31,585
     Retirements during period        $         0   $         0   $         0
                                      -----------   -----------   -----------
     Balance at close of period       $23,631,025   $23,602,442   $23,284,481
                                      ===========   ===========   ===========

(C)  Reconciliation of accumulated depreciation for 1999, 1998 and 1997:

                                         1999          1998          1997
                                      -----------   -----------   -----------
     Balance at beginning of period   $ 8,431,219   $ 7,716,316   $ 6,991,905
     Depreciation expense             $   721,179   $   714,903   $   724,411
     Retirements during period        $         0   $         0   $         0
                                      -----------   -----------   -----------
     Balance at close of period       $ 9,152,398   $ 8,431,219   $ 7,716,316
                                      ===========   ===========   ===========

(D) The aggregate cost of real estate at December 31, 1999 for Federal income tax purposes is $24,452,401.

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

                                          MURRAY INCOME PROPERTIES II, LTD.

                                          By:   Crozier Partners IX, Ltd.
                                                a General Partner

Dated:   March 27, 2000                   By:         /s/ Jack E. Crozier
                                                --------------------------------
                                                Jack E. Crozier
                                                a General Partner

                                          By:   Murray Realty Investors IX, Inc.
                                                a General Partner

Dated:   March 27, 2000                   By:       /s/ Mitchell Armstrong
                                                --------------------------------
                                                Mitchell Armstrong
                                                President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Murray Realty Investors IX, Inc.
                                          a General Partner

Dated:   March 27, 2000                   By:         /s/ Brent Buck
                                                --------------------------------
                                                Brent Buck
                                                Executive Vice President
                                                Director

Dated:   March 27, 2000                   By:         /s/ Mitchell Armstrong
                                                --------------------------------
                                                Mitchell Armstrong
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                Director

                                INDEX TO EXHIBITS

      Document
          2a    Proxy Statement pursuant to Section 14(a) of the Securities
                Exchange Act of 1934. Reference is made to the Partnership's
                Schedule 14A, filed with the Securities and Exchange Commission on January 13, 2000. (File No. 0-17183)

          2b Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2000.
                (File No. 0-17183)

          2c Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 23,
                2000. (File No. 0-17183)

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

          3d    Amendment to Amended and Restated Certificate and Agreement of
                Limited Partnership, dated March 22, 2000. Filed herewith.

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

          10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the
                Lease Agreement dated July 23, 1985 at Tower Place Festival
                Shopping Center. Filed herewith.

          10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated
                February 14, 2000 at Tower Place Festival Shopping Center. Filed herewith.

      Document
          10e Lease Agreement with Rafferty's Inc. to lease certain premises as described within the Lease Agreement dated August 12, 1985 at Paddock Place Shopping Center. Reference is made to Exhibit 10r to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

          10f Lease Agreement with Chili's Inc. to lease certain premises as described within the Lease Agreement dated May 19, 1988 at Germantown Collection Shopping Center. Reference is made to
                Exhibit 10t to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File
                No. 0-17183)

          10g   Settlement and Release Agreement with Rafferty's Inc. and
                Mid-South Management Group, Inc., dated December 1, 1990.
                Reference is made to Exhibit 10u to the 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991. (File No. 0-17183)

          10h Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management
                Agreement dated January 1, 1996 at 1202 Industrial Place.
                Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

          10i Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement dated
                August 4, 1998 at 1202 Industrial Place. Reference is made to
                Exhibit 10a to the Form 10-Q for the Quarter ended September 30,
                1998 filed with the Securities and Exchange Commission on November 6, 1998. (File No. 0-17183)

          10j   Data Processing System Use Agreement between Murray Income
                Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1998. Reference is made to Exhibit 10h to the 1998 Annual Report on Form 10-K filed with the Securities and
                Exchange Commission on March 26, 1999. (File No. 0-17183)

          10k   Management Agreement with CK Charlotte Overhead Limited
                Partnership for management and operation services described in the Management Agreement dated December 2, 1999 at Tower Place
                Festival Shopping Center. Filed herewith.

          10l Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated December 15, 1999) at Germantown
                Collection Shopping Center. Filed herewith.

          10m Management Agreement with Brookside Commercial Services for management and operation services described in the Management
                Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated December 15,
                1999 at Paddock Place Shopping Center. Filed herewith.

          10n Lease Agreement with Calidad Foods, Inc. to lease certain premises as described within the Lease Agreement dated October
                19, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10v to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

          10o Lease Agreement with Pierce Family Partnership to lease certain premises as described within the Lease Agreement dated October
                23, 1992, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10x to the Form 10-Q for the Quarter ended September 30, 1992 filed with the Securities and Exchange Commission on November 13, 1992. (File No. 0-17183)

      Document
          10p   Amendment to Lease Agreement with Calidad Foods, Inc. dated
                December 28, 1992 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10n to the 1992 Annual
                Report on Form 10-K filed with the Securities and Exchange
                Commission on March 19, 1993. (File No. 0-17183)

          10q   Amendment to Lease Agreement with Pierce Leahy Corp., a
                Pennsylvania corporation, as successor in interest to Pierce
                Family Partnership Ltd., a Pennsylvania limited partnership, dated October 8, 1998, at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10o to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

          10r Lease Agreement with Pierce Leahy Corp., a Pennsylvania corporation, to lease certain premises as described within the Lease Agreement dated October 8, 1998, at 1202 Industrial Place
                (an office/warehouse facility). Reference is made to Exhibit 10p to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

          10s Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November
                9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994.
                (File No. 0-17183)

          10t Lease Agreement with Care Management Enterprises, Inc. to lease certain premises as described within the Lease Agreement dated
                November 16, 1995 at 1202 Industrial Place (an office/warehouse facility). Reference is made to Exhibit 10p to the 1995 Annual
                Report on Form 10-K filed with the Securities and Exchange
                Commission on March 22, 1996. (File No. 0-14105)

          10u   Severance Agreements by and among Murray Income Properties I,
                Ltd. and Murray Income Properties II, Ltd. and Mitchell L.
                Armstrong dated September 16, 1996. Reference is made to Exhibit
                10a to the 1996 3rd Quarter Report on Form 10-Q filed with the
                Securities and Exchange Commission on November 8, 1996. (File
                No. 0-14105)

          10v   Severance Agreements by and among Murray Income Properties I,
                Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the
                Securities and Exchange Commission on November 8, 1996. (File
                No. 0-14105)

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

          99c Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

      Document
          99d   Management Compensation as contained in the Prospectus dated
                February 20, 1986 filed as part of Amendment No. 2 to
                Registrant's Form S-11 Registration Statement (File No.
                33-2394). Filed herewith.