Form 10-Q
period 2000-03-31
MURRAY INCOME PROPERTIES II LTD
filed 2000-05-12
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 2000. . . . . . . . . . . . . . .

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                     to
                                   ---------------------  ---------------------



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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                             March 31,      December 31,
                                                               2000            1999
                                                          -------------    -------------
                                                           (unaudited)
ASSETS

Properties held for sale
   Land                                                   $   5,789,291    $   5,789,291
   Buildings and improvements                                17,851,660       17,841,734
                                                          -------------    -------------
                                                             23,640,951       23,631,025
   Less accumulated depreciation                              9,274,056        9,152,398
                                                          -------------    -------------
          Net properties held for sale                       14,366,895       14,478,627

Investment in joint venture, at equity                        1,349,675        1,237,802
Cash and cash equivalents                                       762,777          908,676
Certificates of deposit                                         495,986          595,986
Accounts receivable, net of allowance
   of $5,476 and $5,476 in 2000 and 1999,
   respectively                                                 597,322          515,346
Other assets, at cost, net of accumulated
   amortization of $649,790 and $631,315
   in 2000 and 1999, respectively                               562,175          534,092
                                                          -------------    -------------
                                                          $  18,134,830    $  18,270,529
                                                          =============    =============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                          $      21,033    $      19,004
Accrued property taxes                                           80,922          317,344
Security deposits, state excise tax payable,
  and other liabilities                                          93,334           76,156
Deferred income                                                  47,786           57,420
                                                          -------------    -------------
          Total liabilities                                     243,075          469,924
                                                          -------------    -------------

Partners' equity:
   General Partners:
     Capital contributions                                        1,000            1,000
     Cumulative net earnings                                    703,341          689,241
     Cumulative cash distributions                             (693,878)        (684,246)
                                                          -------------    -------------
                                                                 10,463            5,995
                                                          -------------    -------------
   Limited Partners (314,687 Interests):
     Capital contributions, net of offering costs            27,029,395       27,029,395
     Cumulative net earnings                                 15,061,727       14,503,014
     Cumulative cash distributions                          (24,209,830)     (23,737,799)
                                                          -------------    -------------
                                                             17,881,292       17,794,610
                                                          -------------    -------------
          Total partners' equity                             17,891,755       17,800,605
                                                          -------------    -------------
                                                          $  18,134,830    $  18,270,529
                                                          =============    =============




See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2000             1999
                                                           -------------   -------------
INCOME:
     Rental                                                $     820,136   $     810,229
     Interest                                                     21,814          16,806
     Equity in earnings of joint venture                         161,373          36,862
                                                           -------------   -------------
                                                               1,003,323         863,897
                                                           -------------   -------------

EXPENSES:
     Depreciation                                                121,658         180,043
     Property operating                                          190,047         186,467
     General and administrative                                  102,605          97,681
                                                           -------------   -------------
                                                                 414,310         464,191
                                                           -------------   -------------
       Net earnings before income taxes                          589,013         399,706

     State excise tax                                             16,200             -0-
                                                           -------------   -------------
       Net earnings                                        $     572,813   $     399,706
                                                           =============   =============


Basic earnings per limited partnership interest            $        1.78   $        1.23
                                                           =============   =============



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                        General          Limited
                                                        Partners         Partners          Total
                                                     -------------    -------------    -------------
THREE MONTHS ENDED MARCH 31, 1999:

     Balance at December 31, 1998                    $         622    $  18,322,856    $  18,323,478
     Net earnings                                           11,946          387,760          399,706
     Cash distributions                                     (9,632)        (472,031)        (481,663)
                                                     -------------    -------------    -------------
     Balance at March 31, 1999                       $       2,936    $  18,238,585    $  18,241,521
                                                     =============    =============    =============


THREE MONTHS ENDED MARCH 31, 2000

     Balance at December 31, 1999                    $       5,995    $  17,794,610    $  17,800,605
     Net earnings                                           14,100          558,713          572,813
     Cash distributions                                     (9,632)        (472,031)        (481,663)
                                                     -------------    -------------    -------------
     Balance at March 31, 2000                       $      10,463    $  17,881,292    $  17,891,755
                                                     =============    =============    =============


See accompanying notes to financial statements

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                         2000            1999
                                                                    -------------    -------------
Cash flows from operating activities:
    Net earnings                                                    $     572,813    $     399,706
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation                                                    121,658          180,043
          Equity in earnings of joint venture                            (161,373)         (36,862)
          Amortization of other assets                                     18,475           18,249
          Amortization of deferred income                                  (1,625)          (1,625)
          Change in assets and liabilities:
             Accounts receivable                                          (81,976)         (46,539)
             Other assets                                                 (46,558)           9,706
             Accounts payable                                               2,029             (647)
             Accrued property taxes, security deposits,
              state excise tax payable, other liabilities
              and deferred income                                        (227,253)        (231,909)
                                                                    -------------    -------------
               Net cash provided by operating activities                  196,190          290,122
                                                                    -------------    -------------

Cash flows from investing activities:
    Additions to investment properties                                     (9,926)              -0-
    Purchases of certificates of deposit                                 (198,000)        (199,000)
    Proceeds from redemptions of certificates of deposit                  298,000          199,000
    Distributions from joint venture                                       49,500           55,050
                                                                    -------------    -------------
               Net cash provided by investing activities                  139,574           55,050
                                                                    -------------    -------------

Cash flows from financing activities - cash distributions                (481,663)        (481,663)
                                                                    -------------    -------------

Net decrease in cash and cash equivalents                                (145,899)        (136,491)
Cash and cash equivalents at beginning of period                          908,676          745,995
                                                                    -------------    -------------
Cash and cash equivalents at end of period                          $     762,777    $     609,504
                                                                    =============    =============




See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

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

     On March 10, 2000, in a special meeting of the Partnership, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as "Properties held for sale" at the lower of carrying value or fair value less cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to Properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 2000 and December 31, 1999, $342,723 and $326,341, respectively, of accounts receivable related to such accruals.

     Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

     Depreciation, prior to March 10, 2000, was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to Properties held for sale.

     No provision for federal income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes. The Partnership owns and operates two shopping centers (Germantown Collection and Paddock Place) located in the state of Tennessee. In 1999, Tennessee passed the "Tax Revision and Reform Act of 1999" that imposes state taxes on limited partnerships doing business within the state. This law is applicable to the Partnership effective January 1, 2000. For the quarter ended March 31, 2000, the Partnership has accrued state excise tax expense to the state of Tennessee in the amount of $16,200. In the accompanying balance sheet at March 31, 2000, other assets include $3,900 in deferred state excise tax assets and other liabilities include state excise tax payable of $20,100, both attributable to the state of Tennessee.

     Basic earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings and cash distributions are allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

     Certificates of deposit are held at commercial banks and are stated at cost, which approximates market. For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 2000 and December 31, 1999. For cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair market value because of the short maturity of these instruments.

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

3. PROPERTIES HELD FOR SALE

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

4. INVESTMENT IN JOINT VENTURE

     The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture using the equity method. The remaining 85% interest in the joint venture is owned by MIP I. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture.

5. TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $4,626 and $5,078 during the three months ended March 31, 2000 and 1999.

6. OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Partnership, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as "Properties held for sale" at the lower of carrying value or fair value less cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to Properties held for sale.

     As of March 31, 2000, the Partnership had cash, cash equivalents and certificates of deposit of $1,258,763. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At March 31, 2000 and December 31, 1999, there were $342,723 and $326,341, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $81,976 (exclusive of bad debts and recoveries) from December 31, 1999 to March 31, 2000 is primarily due to increases in tenant receivables at Paddock Place and increases in receivables for rent collected (but not yet remitted by the property management companies managing the properties) at Germantown and Paddock Place.

     The decrease in accrued property taxes of $236,422 from December 31, 1999 to March 31, 2000 is primarily due to the payment of 1999 property taxes for the Partnership's properties.

     During the three months ended March 31, 2000, the Partnership made Cash Distributions from Operations of $481,663 related to the three-month period ended December 31, 1999. Subsequent to March 31, 2000, the Partnership made Cash Distributions from Operations of $481,664 (which was reduced by $2,855 related to 1999 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 2000. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $9,907 for the three months ended March 31, 2000 as compared to the same period in 1999. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                              Three Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                             2000             1999
                                                        -------------    -------------
Paddock Place Shopping Center
      Rental income                                     $     347,077    $     342,947
      Bad debt expense (recovery)                                  -0-              -0-
      Average occupancy                                            96%              90%

Germantown Collection Shopping Center
      Rental income                                     $     303,931    $     275,871
      Bad debt expense                                             -0-              -0-
      Average occupancy                                           100%             100%

1202 Industrial Place Office/Warehouse
      Rental income                                     $     169,128    $     191,411
      Bad debt expense                                             -0-              -0-
      Average occupancy                                           100%             100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $4,130 for the three months ended March 31, 2000 as compared to the same period in 1999. Increases in base rents due to higher occupancy were offset by decreases in tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Paddock Place averaged 96% during the first quarter, a two percent increase over the previous quarter. A new tenant occupying 4,154 square feet took occupancy on November 1, 1999.

     Rental income at Germantown Collection in Germantown (Memphis), Tennessee increased $28,060 for the three months ended March 31, 2000 as compared to the same period in 1999. Increases in base rents due to higher rental rates and increases in tenant reimbursements for real estate taxes were offset by decreases in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown Collection remained 100% during the first quarter, unchanged from the previous quarter.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas decreased $30,283 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to a decrease in tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Occupancy at 1202 Industrial Place remained 100% during the first quarter.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina decreased $114,800 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to lower occupancy. On February 14, 2000, the joint venture executed a lease termination agreement with General Cinema. Pursuant to the agreement, General Cinema paid Tower Place Joint Venture a termination fee as consideration for the joint venture releasing the tenant from its future lease obligations. The termination fee of $898,562, net of the book value of the theater which will be demolished to allow for construction of the Bally Total Fitness facility, has been recognized as income during the quarter ended March 31, 2000. Tower Place's total operating expenses increased, with increases in repair and maintenance costs and real estate taxes being offset by lower property management fees. The following information details rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.


                                                            Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                           2000             1999
                                                        -----------      ----------
Tower Place Shopping Center
     Rental income                                      $   342,987      $  457,787
     Termination fee income                                 898,562              -0-
     Bad debt expense (recovery)                             10,238              -0-
     Average occupancy                                           78%             97%

     The Partnership's share of income from the joint venture increased $124,511 for the quarter ended March 31, 2000 as compared to the same period in 1999 for the reasons stated above.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 78% for the first quarter, an eight percent decrease from the previous quarter. In January, a tenant who occupied 1,050 square feet vacated its space, and in February, a tenant who occupied 3,287 square feet vacated its space.

     Depreciation, prior to March 10, 2000, was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership's Partners changed the classification of its properties to Properties held for sale.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $3,580 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase is due to higher property management fees and real estate taxes. Property operating expenses at Paddock Place decreased primarily due to lower utilities costs, snow removal costs and trash removal costs. Property operating expenses at Germantown increased primarily due to higher landscaping costs, property management fees and real estate taxes. Property operating expenses at 1202 Industrial Place increased slightly due to higher repair and maintenance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $4,924 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to increases in accounting and legal costs, investor services costs, telephone expenses and salaries and benefits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 10, 2000, a special meeting of the Limited Partners was held to approve the sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd., an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property and an amendment to the partnership agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the limited partners on or about January 14, 2000. At the meeting, holders of 246,488 Interests (78%) out of a total of 314,687 Interests were represented by proxy. The vote was 235,973 Interests (75%) for the proposal, 6,342 Interests (2%) against the proposal and 4,173 Interests (1%) abstaining. Because more than 50% of the outstanding Interests voted to approve the proposal, the Partnership has begun marketing the properties for sale, and after the sale of the last property and the winding up of the Partnership's other business affairs, the Partnership will be liquidated and dissolved.

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

          3d Amendment to Amended and Restated Certificate and Agreement of Limited Partnership, dated March 22, 2000. Reference is made to
               Exhibit 3d to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

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

(b)  Reports on Form 8-K filed during the three months ended March 31, 2000:

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

                                           MURRAY INCOME PROPERTIES II, LTD.

                                           By: Murray Realty Investors IX, Inc.
                                               A General Partner



Dated:  May 12, 2000                       By: /s/ Mitchell Armstrong
                                               --------------------------------
                                               Mitchell Armstrong
                                               President
                                               Chief Financial Officer

INDEX TO EXHIBITS




Exhibit
Number       Description
-------      ------------
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

3d           Amendment to Amended and Restated Certificate and Agreement of
             Limited Partnership, dated March 22, 2000. Reference is made to
             Exhibit 3d to the 1999 Annual Report on Form 10-K filed with the
             Securities and Exchange Commission on March 27, 2000. (File No.
             0-17183)

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