Form 10-Q
period 2000-06-30
MURRAY INCOME PROPERTIES II LTD
filed 2000-08-14
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000 ...................

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                           June 30,      December 31,
                                                             2000            1999
                                                         ------------    ------------
                                                         (unaudited)
ASSETS

Properties held for sale:
   Land                                                  $  5,789,291    $  5,789,291
   Buildings and improvements                              17,854,910      17,841,734
                                                         ------------    ------------
                                                           23,644,201      23,631,025
   Less accumulated depreciation                            9,275,258       9,152,398
                                                         ------------    ------------
          Net properties held for sale                     14,368,943      14,478,627

Investment in joint venture, at equity                      1,383,929       1,237,802
Cash and cash equivalents                                   1,187,644         908,676
Certificates of deposit                                        99,000         595,986
Accounts receivable, net of allowance
   of $5,476 in 2000 and 1999                                 615,386         515,346
Other assets, at cost, net of accumulated
   amortization of $668,682 and $631,315 in
   2000 and 1999, respectively                                581,155         534,092
                                                         ------------    ------------
                                                         $ 18,236,057    $ 18,270,529
                                                         ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                         $     20,863    $     19,004
Accrued property taxes                                        174,976         317,344
Security deposits, state excise tax payable,
   and other liabilities                                       87,813          76,156
Deferred income                                                44,393          57,420
                                                         ------------    ------------
          Total liabilities                                   328,045         469,924
                                                         ------------    ------------

Partners' equity:
   General Partners:
     Capital contributions                                      1,000           1,000
     Cumulative net earnings                                  713,323         689,241
     Cumulative cash distributions                           (703,512)       (684,246)
                                                         ------------    ------------
                                                               10,811           5,995
                                                         ------------    ------------
   Limited Partners (314,687 interests):
     Capital contributions, net of offering costs          27,029,395      27,029,395
     Cumulative net earnings                               15,549,669      14,503,014
     Cumulative cash distributions                        (24,681,863)    (23,737,799)
                                                         ------------    ------------
                                                           17,897,201      17,794,610
                                                         ------------    ------------
          Total partners' equity                           17,908,012      17,800,605
                                                         ------------    ------------
                                                         $ 18,236,057    $ 18,270,529
                                                         ============    ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
INCOME:
   Rental                                       $  768,150   $  734,751   $1,588,286   $1,544,980
   Interest                                         21,768       16,858       43,582       33,664
   Equity in earnings of joint venture              34,253       40,370      195,626       77,232
                                                ----------   ----------   ----------   ----------
                                                   824,171      791,979    1,827,494    1,655,876
                                                ----------   ----------   ----------   ----------

EXPENSES:
   Depreciation                                      1,202      182,259      122,860      362,302
   Property operating                              232,158      190,820      422,205      377,287
   General and administrative                       76,187       80,071      178,792      177,752
   Bad debts (recoveries), net                          -0-       1,747           -0        1,747
                                                ----------   ----------   ----------   ----------
                                                   309,547      454,897      723,857      919,088
                                                ----------   ----------   ----------   ----------
     Net earnings before income taxes              514,624      337,082    1,103,637      736,788

   State excise tax                                 16,700           -0-      32,900           -0-
                                                ----------   ----------   ----------   ----------
     Net earnings                               $  497,924   $  337,082   $1,070,737   $  736,788
                                                ==========   ==========   ==========   ==========

Basic earnings per limited
 partnership interest                           $     1.55   $     1.04   $     3.33   $     2.27
                                                ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)


                                           General          Limited
                                           Partners         Partners         Total
                                         ------------    ------------    ------------
SIX MONTHS ENDED JUNE 30, 1999:

     Balance at December 31, 1998        $        622    $ 18,322,856    $ 18,323,478
     Net earnings                              22,683         714,105         736,788
     Cash distributions                       (19,266)       (944,060)       (963,326)
                                         ------------    ------------    ------------
     Balance at June 30, 1999            $      4,039    $ 18,092,901    $ 18,096,940
                                         ============    ============    ============


SIX MONTHS ENDED JUNE 30, 2000:

     Balance at December 31, 1999        $      5,995    $ 17,794,610    $ 17,800,605
     Net earnings                              24,082       1,046,655       1,070,737
     Cash distributions                       (19,266)       (944,064)       (963,330)
                                         ------------    ------------    ------------
     Balance at June 30, 2000            $     10,811    $ 17,897,201    $ 17,908,012
                                         ============    ============    ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  --------------------------
                                                                      2000          1999
                                                                  -----------    -----------
Cash flows from operating activities:
   Net earnings                                                   $ 1,070,737    $   736,788
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                                     -0-          1,747
       Depreciation                                                   122,860        362,302
       Equity in earnings of joint venture                           (195,626)       (77,232)
       Amortization of other assets                                    37,366         36,577
       Amortization of deferred income                                 (3,249)        (3,249)
       Change in assets and liabilities:
         Accounts receivable                                         (100,040)       (76,590)
         Other assets                                                 (84,430)       (43,354)
         Accounts payable                                               1,859          8,352
         Accrued property taxes, security deposits
           state excise tax payable, other liabilities
           and deferred income                                       (140,489)      (135,111)
                                                                  -----------    -----------
              Net cash provided by operating activities               708,988        810,230
                                                                  -----------    -----------

Cash flows from investing activities:
   Additions to investment properties                                 (13,176)        (8,183)
   Purchases of certificates of deposit                              (198,000)      (495,986)
   Proceeds from redemptions of certificates of deposit               694,986        497,000
   Distributions from joint venture                                    49,500        110,850
                                                                  -----------    -----------
              Net cash provided by investing activities               533,310        103,681
                                                                  -----------    -----------

Cash flows from financing activities - cash distributions            (963,330)      (963,326)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  278,968        (49,415)
Cash and cash equivalents at beginning of period                      908,676        745,995
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $ 1,187,644    $   696,580
                                                                  ===========    ===========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 2000 and December 31, 1999, $357,983 and $326,341, respectively, of accounts receivable related to such accruals.

     Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to properties held for sale.

     No provision for federal income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes. The Partnership owns and operates two shopping centers (Germantown Collection and Paddock Place) located in the state of Tennessee. In 1999, Tennessee passed the "Tax Revision and Reform Act of 1999" that imposes state taxes on limited partnerships doing business within the state. This law is applicable to the Partnership effective January 1, 2000. For the six months ended June 30, 2000, the Partnership has accrued state excise tax expense to the state of Tennessee in the amount of $32,900. In the accompanying balance sheet at June 30, 2000, other liabilities include $900 in deferred state excise tax liabilities and state excise tax payable of $32,000, both attributable to the state of Tennessee.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 2000 and December 31, 1999. For cash and cash equivalents, certificates of deposit, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

4.   INVESTMENT IN JOINT VENTURE

     The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture by using the equity method. The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture. The Tower Place Festival Shopping Center is held for sale as are the other properties of the Partnership. As such, Tower Place Joint Venture has recorded the shopping center at the lower of carrying value or fair value less estimated costs to sell.

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $9,196 and $9,620, respectively, during the six months ended June 30, 2000 and 1999.

6.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     In April, 2000, the Partnership's properties were put on the market and the General Partners began actively soliciting offers. In August, 2000, a contract was signed for the sale of Paddock Place and the General Partners anticipate that the transaction will close in the fourth quarter. However, the contract is subject to a number of contingencies and there are no assurances that the sale will be consummated at all or under the terms of the existing contract. The General Partners are also negotiating with potential purchasers for the sale of the Germantown Collection and 1202 Industrial Place. There is no guarantee that these negotiations will result in a signed contract or a sale of these properties. Offers have been received for Tower Place Festival, though not under terms which are acceptable to the General Partners. This property will continue to be actively marketed for sale. Tower Place Festival Shopping Center is owned by Tower Place Joint Venture, which is owned 15% by the Partnership and is accounted for under the equity method.

     As of June 30, 2000, the Partnership had cash, cash equivalents and certificates of deposit of $1,286,644. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases is accrued using the straight line method over the related lease terms. At June 30, 2000 and December 31, 1999, $357,983 and $326,341, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $100,040 (exclusive of bad debts and recoveries) from December 31, 1999 to June 30, 2000 is primarily due to increases in receivables related to the accruals described above and increases in receivables for rent collected (but not yet remitted by the property management companies managing the properties) at Germantown and Paddock Place.

     The decrease in accrued property taxes of $142,368 from December 31, 1999 to June 30, 2000 is primarily due to the payment of 1999 property taxes for the Partnership's properties.

     During the three months ended June 30, 2000, the Partnership made Cash Distributions from Operations of $481,663 (which was reduced by $2,855 related to 1999 North Carolina state income taxes paid on behalf of the partners in connection with the operations of Tower Place Joint Venture) relating to the three-month period ended March 31, 2000. Subsequent to June 30, 2000, the Partnership made Cash Distributions from Operations of $561,942 relating to the three months ended June 30, 2000. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $43,306 for the six months ended June 30, 2000 as compared to the same period in 1999. The following information details the rental income generated, bad debt expense incurred and average occupancy for the periods shown for the Partnership's properties.

                                              Three Months Ended       Six Months Ended
                                                     June 30,               June 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
Paddock Place Shopping Center
     Rental income                            $299,754    $273,688    $646,831    $616,635
     Bad debt expense                               -0-      1,747          -0-      1,747
     Average occupancy                              98%         90%         97%         90%

Germantown Collection Shopping Center
      Rental income                           $300,496    $287,671    $604,427    $563,542
      Bad debt expense                              -0-         -0-         -0-         -0-
      Average occupancy                            100%        100%        100%        100%

1202 Industrial Place
      Rental income                           $167,900    $173,392    $337,028    $364,803
      Bad debt expense                              -0-         -0-         -0-         -0-
      Average occupancy                            100%        100%        100%        100%

     Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $30,196 for the six months ended June 30, 2000 as compared to the same period in 1999. Increases in base rents due to higher occupancy were offset by decreases in tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Paddock Place averaged 98% during the second quarter, a two percent increase over the previous quarter. A new tenant who signed a lease for 1,439 square feet took occupancy in April.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee increased $40,885 for the six months ended June 30, 2000 as compared to the same period in 1999. Increases in base rents due to higher rental rates and increases in tenant reimbursements for real estate taxes were partially offset by decreases in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown averaged 100% for the second quarter, unchanged from the previous quarter. A tenant who occupies 1,550 square feet renewed its lease for 5 years.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas decreased $27,775 for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to a decrease in tenant reimbursements for common area costs, real estate taxes and insurance costs.

     Occupancy at 1202 Industrial Place remained 100% during the second quarter, unchanged from the previous quarter.

     The Partnership has been apprised of the probable presence of hazardous substances under this property. Based on currently available information, the hazardous substances are comprised of chlorinated solvents and their degradation products. These substances have been detected in the ground water.

     The hazardous substances beneath the Partnership's property are believed to have migrated from an adjacent property owned by an unrelated corporation. The owner of the adjacent property has placed its property in the Texas Voluntary Cleanup Program (VCP). Under the VCP, the owner of the adjacent property is expected to clean up the contamination, including the contamination under the Partnership's property, to a level acceptable to the state. The Partnership has entered an agreement with the owner of the adjacent property to investigate and assess the impact to the Partnership's property.

     There is no indication at this time that the state considers the Partnership responsible for the contamination. Under Texas law, the Partnership will not be responsible for investigation or property so long as the Partnership provides the responsible party with access to the Partnership's property. The Partnership is currently negotiating an indemnity agreement with the owner of the adjacent property that the Partnership expects will protect against liabilities and other losses related to the presence of hazardous substances beneath the Partnership's property originating from the adjacent property.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina decreased $312,334 for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to lower occupancy. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000, as consideration for the termination of the lease. Pursuant to a lease with Bally Total Fitness Corporation, signed on February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. This new fitness facility, along with 6,500 square feet of additional retail space, is being built utilizing working capital reserves, and it is expected that no outside financing will be required. The addition of the Bally Total Fitness facility and the 6,500 square feet of retail space are anticipated to enhance the value of the shopping center which is currently being marketed for sale. Tower Place's total operating expenses decreased, with decreases in property management fees being offset by increases in repair and maintenance costs. The following information details rental income generated, gain on termination of lease, bad debt expense incurred and average occupancy for the periods shown for Tower Place Shopping Center.

                                           Three Months Ended      Six Months Ended
                                                June 30,                June 30,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
Tower Place Shopping Center

      Rental income                       $271,051    $468,585    $614,038    $926,372
      Gain on termination of lease              -0-         -0-    898,562          -0-
      Bad debt expense (recovery)               -0-         -0-     10,238          -0-
      Average occupancy                         76%         99%         77%         98%

     The Partnership's share of income from the joint venture increased $118,394 for the six months ended June 30, 2000 as compared to the same period in 1999 for the reasons stated above.

     Occupancy at Tower Place averaged 76% for the second quarter, a two percent decrease from the previous quarter. During the second quarter, the building previously occupied by General Cinema was demolished and in July construction began on Bally Total Fitness space. The General Partners anticipate that Bally will open for business during the first quarter of 2001. During the first quarter, a tenant who had occupied 3,287 square feet vacated its space upon the expiration of its lease. In April this space, along with an adjacent space containing 1,604 square feet, was leased to a new tenant who will open for business during the third quarter. In June a new tenant who signed a lease for 1,050 square feet took occupancy of its space.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the building and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to Properties held for sale.

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance, and property management fees. Total property operating expenses increased $44,918 for the six months ended June 30, 2000 as compared to the same period in 1999. The increase is due to higher repair and maintenance costs and real estate taxes. Property operating expenses at Paddock Place increased, with increases in repair and maintenance costs being partially offset by lower utilities and snow removal costs. Property operating expenses at Germantown increased, with increases in landscaping costs, property management fees and real estate taxes being partially offset by decreases in repair and maintenance costs. Property operating expenses at 1202 Industrial Place increased primarily due to increases in repair and maintenance costs and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased slightly for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to increases in office rent, telephone expenses and salaries and benefits.

     Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe", "believes", and "anticipates" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable and security deposits. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

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

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                                         MURRAY INCOME PROPERTIES II, LTD.

                                         By: Murray Realty Investors IX, Inc.
                                             A General Partner



Date:  August 14, 2000                   By: /s/ Mitchell Armstrong
                                             ----------------------------------
                                             Mitchell Armstrong
                                             President
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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