Form 10-Q
period 2000-09-30
MURRAY INCOME PROPERTIES II LTD
filed 2000-11-09
CIK 786163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

                                Yes [X]   No [ ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.

(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                       September 30,     December 31,
                                                           2000              1999
                                                       ------------      ------------
                                                       (unaudited)
ASSETS
Properties held for sale:
   Land                                                $  5,789,291      $  5,789,291
   Buildings and improvements                            17,859,435        17,841,734
                                                       ------------      ------------
                                                         23,648,726        23,631,025
   Less accumulated depreciation                          9,276,460         9,152,398
                                                       ------------      ------------
      Net properties held for sale                       14,372,266        14,478,627

Investment in joint venture, at equity                    1,360,857         1,237,802
Cash and cash equivalents                                 1,363,556           908,676
Certificates of deposit                                         -0-           595,986
Accounts receivable, net of allowance
   of $5,476 in 2000 and 1999, respectively                 604,059           515,346
Other assets, at cost, net of accumulated
   amortization of $687,640 and $631,315 in
   2000 and 1999, respectively                              590,143           534,092
                                                       ------------      ------------
                                                       $ 18,290,881      $ 18,270,529
                                                       ============      ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                       $     16,782      $     19,004
Accrued property taxes                                      258,900           317,344
Security deposits, state excise tax payable
   and other liabilities                                     91,948            76,156
Deferred income                                              14,856            57,420
                                                       ------------      ------------
       Total liabilities                                    382,486           469,924
                                                       ------------      ------------
Partners' equity:
   General Partners:
      Capital contributions                                   1,000             1,000
      Cumulative net earnings                               724,594           689,241
      Cumulative cash distributions                        (714,751)         (684,246)
                                                       ------------      ------------
                                                             10,843             5,995
                                                       ------------      ------------
   Limited Partners (314,687 interests):
      Capital contributions, net of offering costs       27,029,395        27,029,395
      Cumulative net earnings                            16,100,723        14,503,014
      Cumulative cash distributions                     (25,232,566)      (23,737,799)
                                                       ------------      ------------
                                                         17,897,552        17,794,610
                                                       ------------      ------------
       Total partners' equity                            17,908,395        17,800,605
                                                       ------------      ------------
                                                       $ 18,290,881      $ 18,270,529
                                                       ============      ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                -----------------------     -------------------------
                                                  2000           1999           2000           1999
                                                --------     ----------     ----------     ----------
INCOME:
   Rental                                       $801,852     $  741,124     $2,390,138     $2,286,104
   Interest                                       23,399         18,155         66,981         51,819
   Equity in earnings of joint venture            33,928         35,945        229,554        113,177
                                                --------     ----------     ----------     ----------
                                                 859,179        795,224      2,686,673      2,451,100
                                                --------     ----------     ----------     ----------
EXPENSES:
   Depreciation                                    1,202        177,998        124,062        540,300
   Property operating                            188,094        217,217        610,299        594,504
   General and administrative                     88,058         62,111        266,850        239,863
   Bad debts, net                                    -0-          3,729            -0-          5,476
                                                --------     ----------     ----------     ----------
                                                 277,354        461,055      1,001,211      1,380,143
                                                --------     ----------     ----------     ----------
     Net earnings before state excise taxes      581,825        334,169      1,685,462      1,070,957

State excise tax                                  19,500            -0-         52,400            -0-
                                                --------     ----------     ----------     ----------
     Net earnings                               $562,325     $  334,169     $1,633,062     $1,070,957
                                                ========     ==========     ==========     ==========
Basic earnings per limited
 partnership interest                           $   1.75     $     1.03     $     5.08     $     3.30
                                                ========     ==========     ==========     ==========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                          General         Limited
                                          Partners        Partners            Total
                                          --------      ------------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999:

   Balance at December 31, 1998           $    622      $ 18,322,856      $ 18,323,478
   Net earnings                             33,278         1,037,679         1,070,957
   Cash distributions                      (28,900)       (1,416,090)       (1,444,990)
                                          --------      ------------      ------------
   Balance at September 30, 1999          $  5,000      $ 17,944,445      $ 17,949,445
                                          ========      ============      ============

NINE MONTHS ENDED SEPTEMBER 30, 2000:

   Balance at December 31, 1999           $  5,995      $ 17,794,610      $ 17,800,605
   Net earnings                             35,353         1,597,709         1,633,062
   Cash distributions                      (30,505)       (1,494,767)       (1,525,272)
                                          --------      ------------      ------------
   Balance at September 30, 2000          $ 10,843      $ 17,897,552      $ 17,908,395
                                          ========      ============      ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                               ----------------------------
                                                                   2000             1999
                                                               -----------      -----------
Cash flows from operating activities:
    Net earnings                                               $ 1,633,062      $ 1,070,957
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Bad debts, net                                               -0-            5,476
          Depreciation                                             124,062          540,300
          Equity in earnings of joint venture                     (229,554)        (113,177)
          Amortization of other assets                              56,324           58,688
          Amortization of deferred income                           (4,874)          (4,874)
          Change in assets and liabilities:
             Accounts receivable                                   (88,713)         (66,393)
             Other assets                                         (112,376)        (100,542)
             Accounts payable                                       (2,222)          (5,525)
             Accrued property taxes, security deposits,
               state excise tax payable, other liabilities
               and deferred income                                 (80,342)         (46,654)
                                                               -----------      -----------
                Net cash provided by operating activities        1,295,367        1,338,256
                                                               -----------      -----------
Cash flows from investing activities:
    Additions to properties held for sale                          (17,701)          (8,183)
    Purchases of certificates of deposit                          (198,000)        (694,986)
    Proceeds from redemptions of certificates of deposit           793,986          696,000
    Distributions from joint venture                               106,500          165,450
                                                               -----------      -----------
               Net cash provided by investing activities           684,785          158,281
                                                               -----------      -----------

Cash flows from financing activities - cash distributions       (1,525,272)      (1,444,990)
                                                               -----------      -----------

Net increase in cash and cash equivalents                          454,880           51,547
Cash and cash equivalents at beginning of period                   908,676          745,995
                                                               -----------      -----------
Cash and cash equivalents at end of period                     $ 1,363,556      $   797,542
                                                               ===========      ===========

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 2000 and December 31, 1999, $372,256 and $326,341, respectively, of accounts receivable related to such accruals.

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

     No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes. The Partnership owns and operates two shopping centers (Germantown Collection and Paddock Place) located in the state of Tennessee. In 1999, Tennessee passed the "Tax Revision and Reform Act of 1999" that imposes state taxes on limited partnerships doing business within the state. This law is applicable to the Partnership effective January 1, 2000. For the nine months ended September 30, 2000, the Partnership has accrued state excise tax expense to the state of Tennessee in the amount of $52,400. In the accompanying balance sheet at September 30, 2000, other liabilities include $7,000 in deferred state excise tax liabilities and state excise tax payable of $15,400, both attributable to the state of Tennessee.

     Basic earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings allocated to the Limited Partners in accordance with the terms of the Partnership Agreement.

     The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 2000 and December 31, 1999. For cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued property taxes payable, security deposits and state excise tax payable, the carrying amounts approximate fair value because of the short maturity of these instruments.

2.   PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, Cash Distributions from Operations ("Operating Distributions") are allocated and paid 7% to the Non-corporate General Partner, 3% to the Corporate General Partner and 90% to the Limited Partners. An amount equal to 5% of Operating Distributions out of the 7% allocated to the Non-corporate General Partner and the entire amount of Operating Distributions allocated to the Corporate General Partner is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from either Operating Distributions or Cash Distributions from Sales or Refinancings. Net profits or losses, excluding depreciation and gain or loss from sales or refinancing of a property, are allocated to the General Partners and Limited Partners in the same proportions as the Operating Distributions for the year. All depreciation is allocated to those Limited Partners subject to Federal income taxes. Cash Distributions from the sale or refinancing of a property are allocated as follows:

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

     The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas and major customers. The Partnership defines each of its shopping centers and its warehouse as operating segments; however, management has determined that all of the Partnership's properties have similar economic characteristics and also meet the other criteria which permit the properties to be aggregated into one reportable segment. Management of the Partnership makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these financial statements.

4.   INVESTMENT IN JOINT VENTURE

     The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture by using the equity method. The remaining 85% interest in the joint venture is owned by MIP I, an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses and cash distributions according to the Partnership's 15% ownership interest in the joint venture. The Tower Place Festival Shopping Center is held for sale as are the other properties of the Partnership. As such, Tower Place Joint Venture has recorded the shopping center at the lower of carrying value or fair value less estimated costs to sell.

5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $13,765 and $14,161 during the nine months ended September 30, 2000 and 1999, respectively.

6.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties I, Ltd. ("MIP I"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     In April 2000, the Partnership's properties were put on the market and the General Partners began actively soliciting offers. In August 2000, a contract was signed for the sale of Paddock Place, in September 2000, a contract was signed for the sale of 1202 Industrial Place, and in October 2000, a contract was signed for the sale of Germantown Collection. The General Partners anticipate that these transactions will close in the fourth quarter. However, the contracts are subject to a number of contingencies and there are no assurances that the sales will be consummated at all or under the terms of the existing contracts. Offers have been received for Tower Place Festival, though not under terms which are acceptable to the General Partners. This property will continue to be actively marketed for sale. Tower Place Festival Shopping Center is owned by Tower Place Joint Venture, which is owned 15% by the Partnership and is accounted for under the equity method.

     As of September 30, 2000, the Partnership had cash and cash equivalents of $1,363,556. Such amounts represent cash generated from operations, working capital reserves, and proceeds from the maturity of certificates of deposit.

     Rental income from leases is accrued using the straight line method over the related lease terms. At September 30, 2000 and December 31, 1999, $372,256 and $326,341, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies) and interest receivable on short-term investments. The increase in accounts receivable of $88,713 from December 31, 1999 to September 30, 2000 is primarily due to increases in receivables related to the accruals described above and increases in receivables for rent collected (but not yet remitted by the property management companies managing the properties) at Germantown and Paddock Place.

     The decrease in accrued property taxes of $58,444 from December 31, 1999 to September 30, 2000 is primarily due to payments of 1999 property taxes offset by accruals made for 2000 property taxes for the Partnership's properties.

     During the three months ended September 30, 2000, the Partnership made Cash Distributions from Operations of $561,942, relating to the three-month period ended June 30, 2000. Subsequent to September 30, 2000, the Partnership made the regular Quarterly Cash Distributions from Operations of $561,942, relating to the three months ended September 30, 2000. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and certificates of deposit, and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $104,034 for the nine months ended September 30, 2000 as compared to the same period in 1999. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                              ----------------------      ----------------------
                                                2000          1999          1999          2000
                                              --------      --------      --------      --------
Paddock Place Shopping Center
      Rental income                           $337,585      $285,465      $984,416      $902,100
      Bad debt expense                             -0-         3,729           -0-         5,476
      Average occupancy                             96%           89%           97%           90%

Germantown Collection Shopping Center
      Rental income                           $296,367      $282,201      $900,794      $845,743
      Bad debt expense                             -0-           -0-           -0-           -0-
      Average occupancy                            100%           99%          100%          100%

1202 Industrial Place
      Rental income                           $167,900      $173,458      $504,928      $538,261
      Bad debt expense                             -0-           -0-           -0-           -0-
      Average occupancy                            100%          100%          100%          100%

      Rental income at Paddock Place Shopping Center in Nashville, Tennessee increased $82,316 for the nine months ended September 30, 2000 as compared to the same period in 1999. Increases in base rents and increases in tenant reimbursements for common area maintenance costs and real estate taxes were due primarily to higher occupancy.

     Occupancy at Paddock Place averaged 96% for the third quarter, a two percent decrease from the previous quarter. One tenant who occupied 1,935 square feet paid a termination fee to the Partnership and terminated its lease effective July 31, 2000. One tenant who occupies 1,304 square feet renewed its lease for three years and a tenant who occupies 4,065 square feet renewed its lease for two years.

     Rental income at the Germantown Collection in Germantown (Memphis), Tennessee increased $55,051 for the nine months ended September 30, 2000 as compared to the same period in 1999. Increases in base rents due to higher rental rates and increases in tenant reimbursements for real estate taxes were partially offset by decreases in tenant reimbursements for common area maintenance costs.

     Occupancy at Germantown remained 100% during the quarter. A tenant who occupies 1,200 square feet assigned its lease to a new tenant.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas decreased $33,333 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to a decrease in tenant reimbursements for common area costs, real estate taxes and insurance costs.

     Occupancy at 1202 Industrial Place remained 100% during the quarter, unchanged from the previous quarter.

     The Partnership has been apprised of the probable presence of hazardous substances under this property. Based on currently available information, the hazardous substances are comprised of chlorinated solvents and their degradation products. These substances have been detected in the ground water.

     The hazardous substances beneath the Partnership's property are believed to have migrated from an adjacent property owned by an unrelated corporation. The owner of the adjacent property has placed its property in the Texas Voluntary Cleanup Program (VCP). Under the VCP, the owner of the adjacent property is expected to clean up the contamination, including the contamination under the Partnership's property, to a level acceptable to the State of Texas' governing agency. The Partnership has entered into an agreement with the owner of the adjacent property to investigate and assess the impact to the Partnership's property.

     There is no indication at this time that the State of Texas considers the Partnership responsible for the contamination. Under Texas law, the Partnership will not be responsible for investigation or the property so long as the Partnership provides the responsible party with access to the Partnership's property. The Partnership is currently negotiating an indemnity agreement with the owner of the adjacent property which the Partnership expects will protect against liabilities and other losses related to the presence of hazardous substances beneath the Partnership's property originating from the adjacent property.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $485,620 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to lower occupancy. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease. Pursuant to a lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. The addition of the Bally Total Fitness facility and the 6,500 square feet of retail space are anticipated to enhance the value of the shopping center which is currently being marketed for sale. Tower Place's total operating expenses decreased, with decreases in property management fees being offset by increases in legal fees. The following information details rental income generated, gain on termination of lease, bad debt expense incurred and average occupancy for the periods shown for Tower Place Festival Shopping Center.

                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                      ----------------------      ------------------------
                                        2000          1999          2000           1990
                                      --------      --------      --------      ----------
Tower Place Shopping Center
     Rental income                    $274,964      $448,250      $889,002      $1,374,622
     Gain on termination of lease          -0-           -0-       898,562             -0-
     Bad debt expense (recovery)            26           918        10,264             918
     Average occupancy                      77%           98%           77%             98%

      The Partnership's share of income from the joint venture increased $116,377 for the nine months ended September 30, 2000 as compared to the same period in 1999 for the reasons stated above.

     Occupancy at Tower Place averaged 77% for the third quarter, a one percent increase over the previous quarter. Construction continued on the space that will be occupied by Bally Total Fitness, and it is anticipated that they will open for business in the first quarter of 2001. Subsequent to the end of the third quarter of 2000, a lease was signed for the 9,600 square foot space previously occupied by Famous Footwear. This tenant will begin paying rent in January 2001. A tenant who occupied 1,600 square feet vacated its space prior to the expiration of its lease.

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

     Property operating expenses consist primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses increased $15,795 for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase is due to higher landscaping costs and real estate taxes offset by reductions in repair and maintenance costs. Property operating expenses at Paddock Place increased, with increases in repair and maintenance costs being partially offset by lower utilities and snow removal costs. Property operating expenses at Germantown increased, with increases in landscaping costs, property management fees and utility costs being partially offset by decreases in repair and maintenance costs. Property operating expenses at 1202 Industrial Place decreased, with decreases in repair and maintenance costs partially offset by increases in real estate taxes.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased for the nine months ended September 30, 2000 as compared to the same period in 1999, primarily due to increases in investor services expenses, telephone expenses and salaries and benefits.

      Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, security deposits and state excise tax payable. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

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

      10a Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement commencing on August 4, 1998 at 1202 Industrial Place. Reference is made to
              Exhibit 10a to the Form 10-Q for the Quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998. (File No. 0-27283)

      27      Financial Data Schedule. Filed herewith.

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

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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



                                           MURRAY INCOME PROPERTIES II, LTD.

                                           By: Murray Realty Investors IX, Inc.
                                               A General Partner



Date:  November 9, 2000                    By: /s/ Mitchell Armstrong
                                               ---------------------------------
                                               Mitchell Armstrong
                                               President
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

    Exhibit
    Number    Description
    ------    -----------
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

      10a Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement commencing on August 4, 1998 at 1202 Industrial Place. Reference is made to
              Exhibit 10a to the Form 10-Q for the Quarter ended September 30,
              1998 filed with the Securities and Exchange Commission on November
              6, 1998. (File No. 0-27283)

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