Form 10-K405
period 2000-12-31
MURRAY INCOME PROPERTIES II LTD
filed 2001-03-27
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

   X
------- Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Fiscal Year Ended DECEMBER 31, 2000


                                       OR

------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _______________ to ________________


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


                     Yes    X                        No
                         --------                       --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                TABLE OF CONTENTS


                                                                                        PAGE


                                                 PART I


Item 1.              Business                                                             1

Item 2.              Properties                                                           2

Item 3.              Legal Proceedings                                                    2

Item 4.              Submission of Matters to a Vote of Security Holders                  2

                                                 PART II

Item 5.              Market for the Partnership's Limited Partnership
                     Interests and Related Security Holder Matters                        3

Item 6.              Selected Financial Data                                              3

Item 7.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  3

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk           8

Item 8.              Financial Statements and Supplementary Data                          9

Item 9.              Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                 22


                                                 PART III

Item 10.             Directors and Executive Officers of the Partnership                  23

Item 11.             Executive Compensation                                               24

Item 12.             Security Ownership of Certain Beneficial Owners
                     and Management                                                       25

Item 13.             Certain Relationships and Related Transactions                       26

                                                 PART IV

Item 14.              Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                                  27

Signatures                                                                                 34

Index to Exhibits                                                                          35


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

     In September 1986, the Partnership acquired a 15% interest in Tower Place Joint Venture, which owns Tower Place Festival Shopping Center ("Tower Place"). The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. ("MIP I"), a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The Partnership also acquired Paddock Place Shopping Center ("Paddock Place") on December 17, 1986, Germantown Collection Shopping Center ("Germantown") on February 9, 1988, and 1202 Industrial Place (an office/warehouse facility) on February 26, 1988. All acquisitions were paid for in cash. Paddock Place, Germantown and 1202 Industrial Place were sold during 2000. For a more detailed description of the joint venture interest owned by the Partnership at December 31, 2000, see "Item 2. Properties".

     The Partnership is in competition for tenants for its remaining property with other real estate limited partnerships as well as with individuals, corporations, real estate investment trusts, pension funds and other entities engaged in the ownership and operation of retail real estate. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction and quality of management. While the General Partners believe that the Partnership's remaining property is generally competitive with other properties with regard to these factors, there can be no assurance that, in the view of a prospective tenant, other retail properties will not be more attractive.

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, including its interest in Tower Place Joint Venture, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold Paddock Place, Germantown and 1202 Industrial Place during 2000, and continues to operate its interest in Tower Place Joint Venture until such time as the property is sold. If the Partnership is successful in selling its interest in Tower Place Joint Venture, the Partnership will be liquidated and dissolved.

     Tower Place Festival Shopping Center. At December 31, 2000, Tower Place was 93% leased. One tenant, Bally Total Fitness, leases 22.4% of the total rentable space of the property and another, J&K Cafeterias, leases 10.5% of the total rentable space. The Bally lease expires on April 30, 2016 with the tenant having the option to extend the term of the lease for three successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1999, Tower Place was 86% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Tower Place has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                RENTABLE              PERCENT LEASED AT
                                PROPERTY                 SQUARE FEET            DECEMBER 31, 2000
                                --------                 -----------            -----------------

                                   1                       251,829                     83%
                                   2                        45,746                    100%
                                   3                        58,000                    100%



     On November 15, 2000, the Partnership sold Paddock Place, located in Nashville, Tennessee, for a sales price of $9,400,000 in cash. The Partnership recorded a gain on sale in the amount of $2,472,139 related to this sale.

     On December 1, 2000, the Partnership sold the 1202 Industrial Place office/warehouse facility, located in Grand Prairie, Texas, for a sales price of $4,800,000 in cash. The Partnership recorded a gain on sale in the amount of $1,716,867 related to this sale.

     On December 13, 2000, the Partnership sold Germantown, located in Germantown, Tennessee, for a sales price of $9,250,000 in cash. The Partnership recorded a gain on sale in the amount of $3,384,263 related to this sale.

     The Partnership is reimbursed for 47% of the costs of four employees by MIP I.

     For a definition of the terms used herein and elsewhere in this Form 10-K, see "Glossary" incorporated by reference herein as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99a.

ITEM 2. PROPERTIES.

     As of December 31, 2000, the Partnership owns a 15% interest in Tower Place Joint Venture which owns the property described below:

     LOCATION                       DESCRIPTION OF PROPERTY
     --------                       -----------------------

     Pineville (Charlotte),         Tower Place Festival Shopping Center
       North Carolina               A 114,977 square foot shopping center
                                    situated on 10.777 acres. At December
                                    31, 2000, Tower Place was 93% leased at an
                                    average annual lease rate of $14.05. Lease
                                    rental rates range from $9.00 to $18.00 per
                                    square foot.


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

     At December 31, 2000, there were 2,100 record holders, owning an aggregate of 314,687 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended November 30, 1986, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the years ended December 31, 1995 through December 31, 2000. Of the $48.68 per Limited Partnership Interest distributed during calendar year 2000, $40.73 represents a distribution of net proceeds from sales, and $7.95 represents a distribution from operations. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis while it markets its remaining property for sale.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                       YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------
                                2000             1999            1998            1997           1996
                                ----             ----            ----            ----           ----


Income                       $10,930,517     $ 3,237,453     $ 3,124,604     $ 2,927,389     $ 2,947,806
Net Earnings                   9,149,997       1,403,780       1,290,459       1,108,782       1,160,228
Basic earnings per
  Limited Partnership

  Interest*                        27.52            4.32            3.97            3.40            3.56
Distributions per
  Limited Partnership

  Interest*                        48.68            6.00            6.00            5.94            6.00
Total Assets at
  Year End                   $11,765,930     $18,270,529     $18,748,341     $19,396,894     $20,161,224


[FN]

* Based on Limited Partnership Interests outstanding throughout the year and net earnings or distributions allocated to the Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership

Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000.

     In April 2000, the Partnership's properties were put on the market and the General Partners began actively soliciting offers. In August 2000, a contract was signed for the sale of Paddock Place, in September 2000, a contract was signed for the sale of 1202 Industrial Place, and in October 2000, a contract was signed for the sale of Germantown.

     On November 15, 2000, the Partnership sold Paddock Place for a sales price of $9,400,000. After reductions for the collection of the straight line rent receivable of $45,237 and sales costs of $302,813, the sale resulted in net sales proceeds of $9,051,950. The Partnership recorded a gain on sale in the amount of $2,472,139 related to this sale.

     On December 1, 2000, the Partnership sold 1202 Industrial Place for a sales price of $4,800,000. After reduction for the collection of the straight line rent receivable of $290,445 and sales costs of $177,679, the sale resulted in net sales proceeds of $4,331,876. The Partnership recorded a gain on sale in the amount of $1,716,867 related to this sale.

     On December 13, 2000, the Partnership sold Germantown for a sales price of $9,250,000. After reduction for the collection of the straight line rent receivable of $46,419 and sales costs of $277,308, the sale resulted in net sales proceeds of $8,926,272. The Partnership recorded a gain on sale in the amount of $3,384,263 related to this sale.

     If the Partnership is successful in selling its interest in Tower Place Joint Venture, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale

     As of December 31, 2000, the Partnership had cash and cash equivalents of $10,290,961, which included $10,260,693 invested in money market instruments. Such amounts represent cash generated from operations, sales of properties held for sale, and working capital reserves. The increase in cash and cash equivalents from December 31, 1999 to December 31, 2000 is primarily due to the sale of three of the Partnership's properties.

     As of December 31, 2000, the Partnership's only significant asset, other than cash, is its 15% interest in Tower Place Joint Venture, accounted for on the equity method.

     During the year ended December 31, 2000, the Partnership made Cash Distributions from Operations totaling $2,779,735 and Cash Distributions from Sales or Refinancings totaling $12,946,668. Subsequent to December 31, 2000 the Partnership made a Cash Distribution from Operations of $362,668 and Cash Distributions from Sales or Refinancings totaling $1,675,152, which related to the three months ended December 31, 2000. The funds distributed were derived from the net cash flow generated from operations of the Partnership's properties, the sale of properties held for sale, and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments and certificates of deposit.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's remaining property (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's final property.

Results of Operations

     Rental income decreased $105,668 (3%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Rental income increased $133,709 (5%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 2000, 1999 and 1998.



                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                          ----------------------------------------------
                                                             2000             1999             1998
                                                             ----             ----             ----

Paddock Place Shopping Center
     Rental income                                        $1,141,900       $1,183,885       $1,194,824
     Bad debt expense (recovery)                                 -0-            5,476           28,844
     Average occupancy                                            96%              91%              95%

Germantown Collection Shopping Center
     Rental income                                        $ 1,135,686      $1,130,922       $1,084,570
     Bad debt expense                                             -0-             -0-              -0-
     Average occupancy                                            100%            100%              94%

1202 Industrial Place
     Rental income                                        $   643,273      $   711,720      $  613,424
     Bad debt expense                                             -0-              -0-             -0-
     Average occupancy                                            100%             100%            100%




     Rental income at Paddock Place in Nashville, Tennessee decreased $41,985 (4%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the Partnership's ownership of Paddock Place during 2000, rental income increased, primarily because of higher occupancy. The property was sold on November 15, 2000 thereby reducing the overall income received versus the year ended December 31, 1999. Rental income at Paddock Place decreased $10,939 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. In 1999, decreases in base rents due to lower average occupancy were offset by increases in percentage rent received from J. Alexander's Restaurant and tenant reimbursements for common area maintenance costs and real estate taxes.

     Rental income at Germantown in Germantown (Memphis), Tennessee increased $4,764, (less than 1%), for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the Partnership's ownership of Germantown during 2000, rental income increased, primarily due to higher rental rates and increases in tenant reimbursements for real estate taxes. The property was sold on December 13, 2000, and, despite being owned by the Partnership for only 11 1/2 months during 2000, still generated higher rental income than for all of the year ended December 31, 1999. Rental income at Germantown increased $46,352 (4%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Increases in base rents in 1999 due to higher occupancies and increases in tenant reimbursements for common area maintenance costs were offset by decreases in tenant reimbursements for real estate taxes.

     Rental income at 1202 Industrial Place in Grand Prairie (Dallas), Texas decreased $68,447 (10%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the Partnership's ownership of 1202 Industrial Place during 2000, rental income decreased primarily due to a decrease in tenant reimbursements for common area maintenance costs and insurance costs. The property was sold on December 1, 2000, resulting in the overall decrease in rental income received versus the year ended December 31, 1999. Rental income at 1202 Industrial Place increased $98,296 (16%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998, primarily due to higher rental rates on a lease extension with Pierce Leahy, the warehouse's primary tenant, and an increase in tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place in Pineville (Charlotte), N.C. decreased $603,472 (33%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes, and insurance costs. General Cinema, which occupied 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease, which resulted in a gain of $898,562. Pursuant to a new lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally Total Fitness facility is being constructed on the site previously occupied by the theater. Bally will begin paying rent on April 10, 2001 and is expected to open for business during the second quarter. In addition to the Bally Total Fitness facility, approximately 6,500 square feet of new retail space is being constructed on the site previously occupied by the theater. Rental income at Tower Place increased $16,465 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998, with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs and insurance costs. Tower Place's total operating expenses decreased $56,280 (12%) in 2000 compared to 1999, with decreases in repair and maintenance costs, landscaping costs, property management fees and amortization of deferred leasing costs partially offset by higher legal expenses and leasing and promotion costs. Tower Place's total operating expenses increased $23,988 (6%) in 1999 compared to 1998, with higher repair and maintenance costs, landscaping costs and real estate taxes offset by lower utility costs and security costs. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 2000, 1999 and 1998:


                                                                     FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                          ---------------------------------------------
                                                             2000             1999            1998
                                                             ----             ----            ----

Tower Place Shopping Center
     Rental income                                        $1,200,117       $1,803,589      $1,787,124
     Gain on termination of lease                            898,562              -0-             -0-
     Bad debt expense                                          6,587            8,799             448
     Average occupancy                                            78%              95%             96%




     The Partnership's share of income from the joint venture increased $129,278 (94%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 for the reasons stated above. The Partnership's share of income from the joint venture decreased $2,306 (2%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 for the reasons stated above.

     Tower Place averaged 78% occupancy for the year ended December 31, 2000, a 17% decrease from the previous year. In February 2000, a lease was signed with Bally Total Fitness who will occupy 25,728 square feet on the site previously occupied by General Cinema. Construction of the Bally space, along with an additional 6,480 square feet of retail space has been completed and Bally is currently building out the interior of the space. Bally will begin paying rent in April 2001 and is expected to open for business during the second quarter. One tenant who occupied 3,287 square feet vacated its space upon expiration of its lease. This space, along with an adjacent space containing 1,604 square feet, was leased to a new tenant who took occupancy in November 2000. Two new leases totaling 10,650 square feet were signed and both tenants took occupancy in 2000. Two new leases totaling 2,170 square feet were signed and both tenants took occupancy in 2001. During the year, four tenants who occupy a total of 7,420 square feet renewed their leases for three years and one tenant who occupies 2,670 square feet renewed its lease for five years. Building and parking lot repairs were completed and all of the parking lot pole lights were re-lamped. At December 31, 2000 Tower Place was 93% leased.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements ranged from three to twenty-five years. No depreciation was provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to properties held for sale.

     Property operating expenses consisted primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses decreased $33,888 (4%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to the sale during the fourth quarter of 2000 of the three properties owned directly by the Partnership. During the Partnership's ownership of Paddock Place during 2000, property operating expenses increased, with increases in repair and maintenance costs and security service costs being offset by lower utilities and legal expenses. Paddock Place was sold on November 15, 2000. During the Partnership's ownership of Germantown during 2000, property operating expenses decreased primarily due to lower repair and maintenance costs. Germantown was sold on December 13, 2000. During the Partnership's ownership of 1202 Industrial Place during 2000, property operating expenses decreased, with lower repair and maintenance costs partially offset by higher real estate taxes. 1202 Industrial Place was sold on December 1, 2000.

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

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses increased $310,772 (98%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During 2000, the Partnership accrued $265,000 related to severance benefits to be paid to Partnership employees once their services are no longer required. Also, investor services costs and telephone costs increased due to marketing efforts to sell the Partnership's properties and costs associated with the distribution of a portion of the net sales proceeds from the sale of the three properties directly owned by the Partnership. Also, general and administrative expenses for the year ended December 31, 2000 included $15,329 in franchise tax due to the State of Tennessee pursuant to a state law that became applicable to the Partnership on January 1, 2000.

     General and administrative expenses increased $4,744 (2%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to increases in salaries and benefits, travel and entertainment expenses, and seminars and education costs offset by decreases in legal fees, investor services costs and telephone expenses.

     The effect of inflation on results of operations for the years ended December 31, 2000, 1999, and 1998 was not significant.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:



                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------

Independent Auditors' Report                                                           10

Balance Sheets - December 31, 2000 and 1999                                            11

Statements of Earnings - Years ended December 31, 2000, 1999, and 1998                 12

Statements of Changes in Partners' Equity -Years ended
     December 31, 2000, 1999, and 1998                                                 13

Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998               14

Notes to Financial Statements                                                       15-21


                          INDEPENDENT AUDITORS' REPORT

The Partners
Murray Income Properties II, Ltd.:

We have audited the accompanying balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                       KPMG LLP

Dallas, Texas
February 6, 2001

                        MURRAY INCOME PROPERTIES II, LTD.
                             (a limited partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999




                                                                 2000                      1999
                                                                 ----                      ----
ASSETS

Properties held for sale:
     Land                                                     $        -0-             $  5,789,291
     Buildings and improvements                                        -0-               17,841,734
                                                              ------------             ------------
                                                                       -0-               23,631,025
     Less accumulated depreciation                                     -0-                9,152,398
                                                              ------------             ------------
       Net properties held for sale                                    -0-               14,478,627
Investment in joint venture,
     at equity (note 4)                                          1,362,094                1,237,802
Cash and cash equivalents                                       10,290,961                  908,676
Certificates of deposit                                                -0-                  595,986
Accounts receivable, net of allowance of
     $5,476 in 1999                                                 78,663                  515,346
Other assets, at cost, net of accumulated
     amortization of $631,315 in 1999                               34,212                  534,092
                                                              ------------             ------------
                                                              $ 11,765,930             $ 18,270,529
                                                              ============             ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                              $     19,385             $     19,004
Accrued property taxes                                                 -0-                  317,344
Security deposits, state excise tax payable
   and other liabilities                                           522,346                   76,156
Deferred income                                                        -0-                   57,420
                                                              ------------             ------------
              Total liabilities                                    541,731                  469,924
                                                              ------------             ------------

Partners' equity:
     General Partners:
       Capital contributions                                         1,000                    1,000
       Cumulative net earnings                                   1,179,186                  689,241
       Cumulative cash distributions                            (1,091,686)                (684,246)
                                                              ------------             ------------
                                                                    88,500                    5,995
                                                              ------------             ------------

Limited Partners (314,687 Interests) (note 2):

     Capital contributions, net of offering costs               27,029,395               27,029,395
     Cumulative net earnings                                    23,163,066               14,503,014
     Cumulative cash distributions                             (39,056,762)             (23,737,799)
                                                              ------------             ------------
                                                                11,135,699               17,794,610
                                                              ------------             ------------
              Total partners' equity                            11,224,199               17,800,605
                                                              ------------             ------------
                                                              $ 11,765,930             $ 18,270,529
                                                              ============             ============


See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (a limited partnership)

                             STATEMENTS OF EARNINGS



                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                      ----------------------------------------------------
                                                         2000             1999             1998
                                                         ----             ----             ----

INCOME:
     Rental (note 3)                                 $  2,920,859       $3,026,527       $2,892,818
     Interest                                             169,119           72,934           91,488
     Equity in earnings of joint
       venture (note 4)                                   267,270          137,992          140,298
     Gain on sales of properties (note 3)               7,573,269              -0-              -0-
                                                     ------------       ----------       ----------
                                                       10,930,517        3,237,453        3,124,604
                                                     ------------       ----------       ----------

EXPENSES:
     Depreciation                                         125,265          721,179          714,903
     Property operating (note 5)                          756,715          790,603          778,727
     General and administrative                           627,187          316,415          311,671
     Bad debts (recoveries), net                              -0-            5,476           28,844
                                                     ------------       ----------       ----------
                                                        1,509,167        1,833,673        1,834,145
                                                     ------------       ----------       ----------
       Net earnings before state excise taxes           9,421,350        1,403,780        1,290,459

     State excise tax (note 1)                            271,353              -0-              -0-
                                                     ------------       ----------       ----------
     Net earnings                                    $  9,149,997       $1,403,780       $1,290,459
                                                     ============       ==========       ==========

Basic earnings per limited partnership
     interest                                              $27.52            $4.32            $3.97
                                                            =====             ====             ====



See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (a limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                        GENERAL        LIMITED
                                                        PARTNERS      PARTNERS           TOTAL
                                                        --------      --------           -----


YEAR ENDED DECEMBER 31, 1998:

     Balance at December 31, 1997                     $   (2,365)    $ 18,962,038     $ 18,959,673
     Net earnings                                         41,520        1,248,939        1,290,459
     Cash distributions ($6.00 per limited
       partnership interest)                             (38,533)      (1,888,121)      (1,926,654)
                                                      ----------     ------------     ------------
     Balance at December 31, 1998                     $      622     $ 18,322,856     $ 18,323,478
                                                      ----------     ------------     ------------

YEAR ENDED DECEMBER 31, 1999:

     Net earnings                                         43,906        1,359,874        1,403,780
     Cash distributions ($6.00 per limited
       partnership interest)                             (38,533)      (1,888,120)      (1,926,653)
                                                      ----------     ------------     ------------
     Balance at December 31, 1999                     $    5,995     $ 17,794,610     $ 17,800,605
                                                      ----------     ------------     ------------

YEAR ENDED DECEMBER 31, 2000:

     Net earnings                                        489,945        8,660,052        9,149,997
     Cash distributions ($48.68 per limited
       partnership interest including $40.73
       in distributions of net sales proceeds)          (407,440)     (15,318,963)     (15,726,403)
                                                      ----------     ------------     ------------
     Balance at December 31, 2000                     $   88,500     $ 11,135,699     $ 11,224,199
                                                      ==========     ============     ============



See accompanying notes to financial statements.

                       MURRAY INCOME PROPERTIES II, LTD.
                            (a limited partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                YEARS ENDED
                                                                                DECEMBER 31,
                                                                -----------------------------------------
                                                                     2000           1999            1998
                                                                     ----           ----            ----


Cash flows from operating activities:
   Net earnings                                                $   9,149,997      $1,403,780      $1,290,459
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                                     -0-          5,476          28,844
       Depreciation                                                  125,265         721,179         714,903
       Equity in earnings of joint venture                          (267,270)       (137,992)       (140,298)
       Amortization of other assets                                   69,061          77,308          73,530
       Amortization of deferred income                               (12,996)         (6,498)         (6,498)
       Gain on sales of properties held for sale                  (7,573,269)             -0-             -0-
       Change in assets and liabilities:
         Accounts receivable                                         436,683         (67,152)        (74,713)
         Other assets                                                 80,875        (152,457)       (289,013)
         Accounts payable                                                381            (289)         12,892
         Accrued property taxes, security deposits
           state excise taxes, other liabilities and
           deferred income                                            84,422          51,848         (18,752)
                                                               -------------      ----------      ----------
              Net cash provided by operating activities            2,093,149       1,895,203       1,591,354
                                                               -------------      ----------      ----------

Cash flows from investing activities:
   Net proceeds from sales of properties                          22,310,098             -0-             -0-
   Additions to properties held for sale                             (33,523)        (28,583)       (317,961)
   Purchases of certificates of deposit                             (198,000)       (993,972)       (498,000)
   Proceeds from redemptions of certificates of deposit              793,986         994,986         797,000
   Distributions from joint venture                                  441,750         221,700         210,000
   Capital contribution to joint venture                            (298,772)            -0-              -0-
                                                               -------------      ----------      ----------
              Net cash provided by investing activities           23,015,539         194,131         191,039
                                                               -------------      ----------      ----------

Cash flows from financing activities - cash distributions       (15,726,403)      (1,926,653)     (1,926,654)
                                                               ------------      -----------      ----------

Net increase (decrease) in cash and cash equivalents              9,382,285          162,681        (144,261)
Cash and cash equivalents at beginning of year                      908,676          745,995         890,256
                                                               ------------      -----------      ----------
Cash and cash equivalents at end of year                       $ 10,290,961      $   908,676      $  745,995
                                                               ============      ===========      ==========

Cash paid for income taxes                                     $     30,000      $       -0-      $       -0-
                                                               ============      ===========      ==========



See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (a limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

1.   ORGANIZATION AND BASIS OF ACCOUNTING

     The Partnership was formed December 23, 1985 by filing a Certificate and Agreement of Limited Partnership with the Secretary of State of the State of Texas. The Partnership Agreement authorized the issuance of up to 500,000 limited partnership interests at a price of $100 each, of which 314,687 limited partnership interests were issued. Proceeds from the sale of limited partnership interests, net of related selling commissions, dealer-manager fees and other offering costs, were recorded as contributed capital.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, including its interest in Tower Place Joint Venture, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold three properties, and continues to operate until such time as the interest in Tower Place Joint Venture is sold. If the Partnership is successful in selling its interest in Tower Place Joint Venture, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Rental income was recognized as earned under the leases. Accordingly, the Partnership accrued rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1999, there was $326,341 of accounts receivable related to such accruals. Due to the sale of the properties, no such accounts receivable related to such accruals were recorded at December 31, 2000.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation was provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to properties held for sale.

     No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes. The Partnership owned, operated and sold during 2000 two shopping centers (Germantown and Paddock Place) located in the state of Tennessee.
In 1999,

                                                                       Continued

                        MURRAY INCOME PROPERTIES II LTD.
                             (a limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

Tennessee passed the "Tax Revision and Reform Act of 1999" that imposes state taxes on limited partnerships doing business within the state. This law is applicable to the Partnership effective January 1, 2000. For the year ended December 31, 2000, the Partnership has recorded state excise tax to the State of Tennessee in the amount of $271,353 and state franchise tax to the State of Tennessee in the amount of $15,329. In the accompanying balance sheet at December 31, 2000, other liabilities include $256,682 in state excise/franchise tax payable to the State of Tennessee. Because both Tennessee shopping centers were sold during the year ended December 31, 2000, the Partnership no longer has operations or assets in that state as of the end of 2000. Therefore, no future state excise/franchise taxes will be due or payable to the State of Tennessee.

     Basic earnings and cash distributions per Limited Partnership Interest are based upon the Limited Partnership Interests outstanding during the year and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement, as amended. Basic earnings per Limited Partnership Interest is based on year-end partnership interests outstanding as there has been no change in partnership interests in any period included in these financial statements. There are no dilutive potential partnership interests and, therefore, there is no difference in basic earnings per Limited Partner Interest and diluted earnings per Limited Partner Interests.

     The following schedule reflects the effect of the special allocation of depreciation and gain on sales of properties among the limited partners. There are 178,091 units designated as taxable units and 136,596 units designated as nontaxable units, as defined in the Partnership Agreement. The designation was made at the time of the original issuance of the limited partner units.




                                                       TAXABLE LIMITED     NONTAXABLE LIMITED     TOTAL LIMITED
                                                        PARTNER UNITS         PARTNER UNITS       PARTNER UNITS
                                                       --------------      ------------------     -------------


LIMITED PARTNERS' EQUITY:

YEAR ENDED DECEMBER 31, 1998:

     Balance at December 31, 1997                      $ 7,030,248           $11,931,790            $18,962,038
     Net earnings                                          365,838               883,101              1,248,939
     Cash distributions ($6.00 per limited
       partnership interest)                            (1,068,545)             (819,576)            (1,888,121)
                                                       -----------           -----------            -----------
     Balance at December 31, 1998                      $ 6,327,541           $11,995,315            $18,322,856
                                                       ===========           ===========            ===========
     Earnings per Limited Partnership Unit                   $2.05                 $6.47                  $3.97
                                                             =====                 =====                  =====


YEAR ENDED DECEMBER 31, 1999:

     Net earnings                                          426,021               933,853              1,359,874
     Cash distributions ($6.00 per limited
       partnership interest)                            (1,068,545)             (819,575)            (1,888,120)
                                                       -----------           -----------            -----------
     Balance at December 31, 1999                      $ 5,685,017           $12,109,593            $17,794,610
                                                       ===========           ===========            ===========
     Earnings per Limited Partnership Unit                   $2.39                 $6.84                  $4.32
                                                             =====                 =====                   ====


                                                                                                    Continued

                        MURRAY INCOME PROPERTIES II, LTD.
                             (a limited partnership)

                          NOTES TO FINANCIAL STATEMENTS



                                                       TAXABLE LIMITED     NONTAXABLE LIMITED     TOTAL LIMITED
                                                        PARTNER UNITS         PARTNER UNITS       PARTNER UNITS
                                                       ---------------     ------------------     -------------


YEAR ENDED DECEMBER 31, 2000:

     Net earnings                                        7,991,044               669,008             8,660,052
     Cash distributions ($48.68 per limited
       partnership interest including $40.73
       in distributions of net sales proceeds)          (8,669,470)           (6,649,493)          (15,318,963)
                                                       -----------           -----------          ------------
     Balance at December 31, 2000                      $ 5,006,591           $ 6,129,108          $ 11,135,699
                                                       ===========           ===========          ============
     Earnings per Limited Partnership Unit                  $44.87                 $4.90                $27.52
                                                            ======                 =====                ======



     Certificates of deposit were held at commercial banks and were stated at cost, which approximated market. For purposes of reporting cash flows, the Partnership considered all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 2000 and 1999. For cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximated fair value because of the short maturity of these instruments.

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

3.   PROPERTIES HELD FOR SALE

     On November 15, 2000, the Partnership sold Paddock Place Shopping Center, located in Nashville, Tennessee, for a sales price of $9,400,000. After reductions for the collection of the straight line rent receivable of $45,237 and sales costs of $302,813, the sale resulted in net sales proceeds of $9,051,950. The Partnership recorded a gain on sale in the amount of $2,472,139 related to this sale.

     On December 1, 2000, the Partnership sold 1202 Industrial Place (an office/warehouse facility), located in Grand Prairie, Texas, for a sales price of $4,800,000. After reductions for the collection of the straight line rent receivable of $290,445 and sales costs of $177,679, the sale resulted in net sales proceeds of $4,331,876. The Partnership recorded a gain on sale in the amount of $1,716,867 related to this sale.

     On December 13, 2000, the Partnership sold Germantown Collection Shopping Center, located in Germantown (Memphis), Tennessee, for a sales price of $9,250,000. After reductions for the collection of the straight line rent receivable of $46,419 and sales costs of $277,308, the sale resulted in net sales proceeds of $8,926,272. The Partnership recorded a gain on sale in the amount of $3,384,263 related to this sale.

     The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defined each of its shopping centers and its warehouse as operating segments; however, management determined that all of its properties had similar economic characteristics and also met the other criteria which permitted the properties to be aggregated into one reportable segment. Management of the Partnership made decisions about resource allocation and performance assessment based on the same financial information presented throughout these financial statements.

     The Partnership had no outstanding receivable balances at December 31, 2000 or 1999 which individually exceeded 5% of the Partnership's total assets.

                                                                       Continued

                       MURRAY INCOME PROPERTIES II, LTD.
                            (a limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

     Rental income from a major customer was approximately $296,000 during year ended December 31, 2000 and approximately $356,000 and $282,000 for the years 1999 and 1998, respectively.

     Rental income includes $564,502, $572,487, and $563,986 in 2000, 1999, and
1998, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

4.   INVESTMENT IN JOINT VENTURE

     The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture using the equity method. The remaining 85% interest in the joint venture is owned by MIP I. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture.

     Summarized financial information for the joint venture is as follows:



                                                                                    DECEMBER 31,
                                                                           --------------------------
                                                                              2000            1999
                                                                              ----            ----

     Total assets, principally property held for sale                      $9,329,594      $8,453,953
                                                                           ==========      ==========
     Total liabilities                                                        248,968         201,940
     Venturers' capital                                                     9,080,626       8,252,013
                                                                           ----------      ----------
                                                                           $9,329,594      $8,453,953
                                                                           ==========      ==========




                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                           ------------------------------------------
                                                               2000           1999            1998
                                                               ----           ----            ----

     Income                                                 $2,232,932     $1,826,369      $1,810,269
     Expenses                                                  451,134        906,422         874,946
                                                            ----------     ----------      ----------
         Net earnings                                       $1,781,798     $  919,947      $  935,323
                                                            ==========     ==========      ==========



5.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $17,024, $18,792 and $17,832 during the years ended December 31, 2000, 1999 and 1998, respectively. MRI IX also entered into a property marketing agreement with the Partnership for the leasing of 1202 Industrial Place effective August 4, 1998. Pursuant to this agreement, MRI IX earned leasing commissions in the amount of $197,865 during the year ended December 31, 1998. No such fees were earned during the years ended December 31, 1999 or 2000.

                                                                       Continued

                       MURRAY INCOME PROPERTIES II, LTD.
                            (a limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

6. RECONCILIATION OF FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of financial statement net earnings to Federal income tax basis net earnings is as follows:



                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2000               1999             1998
                                                                   ----               ----             ----

Net earnings - financial statement basis                       $  9,149,997      $  1,403,780     $  1,290,459
                                                               ------------      ------------     ------------
   Financial statement basis depreciation/amortization
     over (under) tax basis depreciation/amortization             (395,978)           115,172           94,799
   Financial statement basis joint venture earnings
     under tax basis joint venture earnings                         150,880            16,370            4,798
   Tax basis rental income over (under)
     financial statement basis rental income                      (111,862)           (71,300)         (41,302)

   Financial statement basis general and administrative
     expenses over tax basis general and administrative
     expenses                                                       265,000               -0-              -0-
   Financial statement basis gain on sale of property
     over tax basis gain on sale of properties                     (869,495)              -0-              -0-
                                                               ------------      ------------     ------------
   Sub-total                                                       (961,455)           60,242           58,295
                                                               ------------      ------------     ------------
   Net earnings - Federal income tax basis                     $  8,188,542      $  1,464,022     $  1,348,754
                                                               ============      ============     ============



     Reconciliation of financial statement partners' equity to Federal income tax basis partners' equity is as follows:



                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2000               1999              1998
                                                                   ----               ----              ----

     Total partners' equity - financial statement basis       $  11,224,199      $ 17,800,605     $ 18,323,478
     Current year tax basis net earnings over (under)
       financial statement basis net earnings                      (961,455)           60,242           58,295
     Cumulative prior years tax basis net earnings
       over financial statement basis net earnings                1,435,514         1,375,272        1,316,977
                                                              -------------      ------------     ------------
     Total partners' equity - Federal income tax basis        $  11,698,258      $ 19,236,119     $ 19,698,750
                                                              =============      ============     ============


     Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

7.   SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)



                                                                             QUARTER ENDED
                                                       -----------------------------------------------------
                                                       MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                       --------      -------     ------------    -----------

Year Ended December 31, 2000:
Income                                                $1,003,323     $824,171      $859,179      $8,243,844
Earnings from continuing operations                      572,813      497,924       562,325       7,516,935
Net earnings                                             572,813      497,924       562,325       7,516,935
Basic earnings per limited partnership interest            $1.78        $1.55         $1.75          $22.44

Year Ended December 31, 1999:
Income                                                $  863,897     $791,979      $795,224        $786,353
Earnings from continuing operations                      399,706      337,082       334,169         332,823
Net earnings                                             399,706      337,082       334,169         332,823
Basic earnings per limited partnership interest            $1.23        $1.04         $1.03           $1.02


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

Crozier Partners IX, Ltd., General Partner

     Jack E. Crozier, 72, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. He is a consultant to several companies.

Murray Realty Investors IX, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors IX, Inc.
are:

     Mitchell L. Armstrong, 50, President and Director. Mr. Armstrong became President of Murray Realty Investors IX, Inc. on November 15, 1989. From September 1984 to November 15, 1989, he was Senior Vice President - Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 45, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and a Mississippi broker's license.

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

                           SUMMARY COMPENSATION TABLE



                                                                    ANNUAL COMPENSATION
                                                             ----------------------------------

                                                                                               ALL OTHER

NAME AND PRINCIPAL POSITION                           YEAR                 SALARY             COMPENSATION (1)
---------------------------                           ----                 ------             ------------


Mitchell L. Armstrong,                                2000                 $69,515               $2,930
    President*                                        1999                  67,687                2,874
                                                      1998                  66,507                2,848

W. Brent Buck,                                        2000                  51,766                1,844
    Executive Vice President*                         1999                  50,405                1,773
                                                      1998                  49,782                1,733


[FN]

*    Offices held in Murray Realty Investors IX, Inc., the Corporate General
     Partner.

(1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

     (a) Matching contributions by the Partnership under its SIMPLE-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 2000 the Partnership's matching contributions were $2,106 for Mr. Armstrong and $1,562 for Mr. Buck.

     (b)  Full premium cost of term insurance that will benefit the executive.



     The Partnership and Murray Income Properties I, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for fifty-three (53%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen (14). As of December 31, 2000, the Partnership has accrued $265,000 related to benefits to be paid to all employees once their services are no longer required, which includes amounts estimated to be paid to Mr. Armstrong and Mr. Buck.

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

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 2000.

     The following table presents certain information regarding the number of Interests owned, directly or indirectly, by (i) a general partner of a General Partner and executive officers and directors of a General Partner and (ii) a general partner of a General Partner and executive officers and directors of a General Partner as a group as of December 31, 2000:



                                                                         AMOUNT AND NATURE
                                                                            OF BENEFICIAL             PERCENT
        TITLE OF CLASS                   BENEFICIAL OWNER               BENEFICIAL OWNERSHIP         OF CLASS
-----------------------------            ----------------               --------------------         --------


Limited Partnership Interests,         Mitchell L. Armstrong                  377  (1)                  .12%
$100 per Interest                      W. Brent Buck                          251  (2)                  .08%
                                       Jack E. Crozier                        736  (3)                  .23%

Limited Partnership Interest,          All General Partners
$100 per Interest                      as a group                           1,057                       .34%


[FN]

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


[FN]

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 2000 the Partnership was reimbursed by Murray Income Properties I, Ltd. ("MIP I") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP I. MIP I is a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The reimbursement has been accounted for as a reduction of general and administrative expenses. Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $17,024 and $18,792 during the years ended December 31, 2000 and 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements - See Index to Financial Statements in
               Item 8 of this Form 10-K

          2.   Financial Statement Schedules with Independent Auditors' Report
               Thereon:

               (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 2000, 1999, and 1998.

               (ii) Real Estate and Accumulated Depreciation (Schedule III) -
                    December 31, 2000

     All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     (b)  Reports on Form 8-K filed during the last quarter of the year:

               Form 8-K, reporting under item 2, the sale of Paddock Place Shopping Center in Nashville, Tennessee on November 15, 2000, filed with the Securities and Exchange Commission on November 27, 2000. (File No. 0-14105)

               Form 8-K, reporting under item 2, the sale of 1202 Industrial Place in Grand Prairie, Texas on December 1, 2000, and the sale of Germantown Shopping Center in Germantown, Tennessee on December 15, 2000, filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     (c)  Exhibits:

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

          10a Form of Joint Venture Agreement between the Partnership and Murray Income Properties II, Ltd. Reference is made to Exhibit 10h to Post-Effective Amendment No. l to Partnership's Form S-11 Registration Statements, filed with the Securities and Exchange Commission on July 29, 1989. (File No. 33-2394)

          10b Lease Agreement with General Cinema to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10q to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

          10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10c to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

          10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

          10e Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

          10f Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement dated August 4, 1998 at 1202 Industrial Place. Reference is made to
               Exhibit 10a to the Form 10-Q for the Quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998. (File No. 0-17183)

          10g Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1998. Reference is made to Exhibit 10h to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

          10h Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 2, 2000 at Tower Place Festival Shopping Center. Filed herewith.

          10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated December 15, 1999) at Germantown Collection Shopping Center. Reference is made to Exhibit 10i to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

          10j Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated December 15, 1999 at Paddock Place Shopping Center. Reference is made to
               Exhibit 10j to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

          10k Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          10l Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          10m Purchase and Sale Agreement dated effective as of August 14, 2000 by and between the Partnership and Grace Development, Inc. Reference is made to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2000. (File No. 0-14105)

          10n Amendment to Purchase and Sale Agreement dated effective as of September 19, 2000 by and between the Partnership and Grace Development, Inc. Reference is made to exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2000. (File No. 0-14105)

          10o Purchase and Sale Agreement dated effective as of September 25, 2000 by and between the Partnership and Iron Mountain records Management, Inc. Reference is made to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

          10p Amendment to Purchase and Sale Agreement dated effective as of October 25, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

          10q Second Amendment to Purchase and Sale Agreement dated effective as of November 2, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit
               10.3 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

          10r Third Amendment to Purchase and Sale Agreement dated effective as of November 10, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit
               10.4 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

          10s Fourth Amendment to Purchase and Sale Agreement dated effective as of November 17, 2000 by and between the Partnership and Iron Mountain Records Management, Inc.

               Reference is made to exhibit 10.5 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

          10t Purchase and Sale Agreement dated effective October 29, 2000 by and between the Partnership and Phillip H. McNeill, Sr. Reference is made to exhibit 10.6 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

          10u First Amendment to Purchase and Sale Agreement dated effective as of November 28, 2000 by and between the Partnership and Phillip
               H. McNeill, Sr. Reference is made to exhibit 10.7 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

          99a Glossary, as contained in the Prospectus dated February 20, 1986 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 33-2394). Filed herewith.

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

     (d)  Financial Statement Schedules with Independent Auditors' Report
          Thereon:

               (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 2000, 1999, and 1998.

               (ii) Real Estate and Accumulated Depreciation (Schedule III)
                    - December 31, 2000.

All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Partners
Murray Income Properties II, Ltd.:

Under date of February 6, 2001, we reported on the balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership`s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                  KPMG LLP

Dallas, Texas
February 6, 2001

                                                                     Schedule II

                        MURRAY INCOME PROPERTIES II LTD.
                             (a limited partnership)

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                             BALANCE AT          CHARGED TO                     BALANCE AT
                                              BEGINNING          COSTS AND                        END OF
           DESCRIPTION                       OF PERIOD            EXPENSES       DEDUCTIONS       PERIOD
           -----------                      -----------         -----------      ----------      --------

Allowance for doubtful accounts:

     Year ended December 31, 1998               $ 1,447            28,844              30,291          -0-
                                                =======            ======              ======        =====

     Year ended December 31, 1999               $   -0-             5,476                 -0-        5,476
                                                =======            ======              ======        =====

     Year ended December 31, 2000               $ 5,476               -0-               5,476          -0-
                                                =======            ======              ======        =====



     Deductions are primarily for writeoffs of accounts receivable deemed uncollectible by management.

                                                                    SCHEDULE III

                       MURRAY INCOME PROPERTIES II, LTD.
                            (a limited partnership)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000



                                                                        COSTS
                                                                     CAPITALIZED             GROSS AMOUNT
                                               INITIAL COST           SUBSEQUENT          AT WHICH CARRIED AT
                                            TO PARTNERSHIP (A)      TO ACQUISITION        CLOSE OF PERIOD (D)
                                         -----------------------    --------------   -----------------------------
                                                    BUILDINGS AND                            BUILDINGS AND
DESCRIPTION              ENCUMBRANCES     LAND      IMPROVEMENTS     IMPROVEMENTS    LAND    IMPROVEMENTS    TOTAL
-----------              ------------     ----      ------------    --------------   ----    -------------   -----

Shopping Center
  Nashville, Tennessee        $0       $3,153,285   $ 6,615,549       $  676,959      $0         $0           $0
Shopping Center
  Germantown (Memphis)
  Tennessee                   $0       $1,751,518   $ 6,395,078       $1,179,313      $0         $0           $0
Office Warehouse
  Grand Prairie
  Texas                       $0       $  884,488   $ 2,895,376       $  112,982      $0         $0           $0
                              --       ----------   -----------       ----------      --         --           --
                              $0       $5,789,291   $15,906,003       $1,969,254      $0
                              ==       ==========   ===========       ==========      ==         ==           ==

                                                                                 LIFE ON WHICH
                                                                                DEPRECIATION IN
                                                                 FISCAL         LATEST STATEMENT
                              ACCUMULATED        YEAR OF          YEAR            OF EARNINGS
DESCRIPTION                  DEPRECIATION      CONSTRUCTION     ACQUIRED          IS COMPUTED
-----------                  ------------      ------------     --------        ----------------

Shopping Center
  Nashville, Tennessee         $0                  1985/86        1986            3-25 YEARS
Shopping Center
  Germantown (Memphis)
  Tennessee                    $0                  1987           1988            3-25 YEARS
Office Warehouse
  Grand Prairie
  Texas                        $0                  1980           1988            3-25 YEARS
                               --
                               $0
                               ==

[FN]
Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B)  Reconciliation of real estate owned for 2000, 1999 and 1998:


                                       2000              1999             1998
                                       ----              ----             ----
Balance at beginning of period     $23 631 025       $23 602 442      $23 284 481
Additions during period                $33 523           $28 583         $317 961
Retirements during period         ($23 664 548)               $0               $0
                                  ------------       -----------      -----------
Balance at close of period                  $0       $23 631 025      $23 602 442
                                  ============       ===========      ===========

[FN]
(C)  Reconciliation of accumulated depreciation for 2000, 1999 and 1998:

                                       2000              1999             1998
                                       ----              ----             ----
Balance at beginning of period      $9 152 398        $8 431 219       $7 716 316
Depreciation expense                  $125 265          $721 179         $714 903
Retirements during period          ($9 277 663)               $0               $0
                                   -----------        ----------       ----------
Balance at close of period                  $0        $9 152 398       $8 431 219
                                   ===========        ==========      ===========


[FN]
(D) The aggregate cost of real estate at December 31, 2000 for Federal income tax purposes is $-0-.

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

                                           MURRAY INCOME PROPERTIES II, LTD.

                                           By:  Crozier Partners IX, Ltd.
                                                a General Partner

Dated:   March 27, 2001                    By:  /s/ Jack E. Crozier
                                                -------------------------------
                                                Jack E. Crozier
                                                a General Partner

                                           By:  Murray Realty Investors IX, Inc.
                                                a General Partner

Dated:   March 27, 2001                    By:  /s/ Mitchell Armstrong
                                                -------------------------------
                                                Mitchell Armstrong
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           Murray Realty Investors IX, Inc.
                                           a General Partner

Dated:   March 27, 2001                    By:  /s/ Brent Buck
                                                --------------------------------
                                                Brent Buck
                                                Executive Vice President
                                                Director

Dated:   March 27, 2001                    By:  /s/ Mitchell Armstrong
                                                --------------------------------
                                                 Mitchell Armstrong
                                                 Chief Executive Officer
                                                 Chief Financial Officer
                                                  Director

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

     10a Form of Joint Venture Agreement between the Partnership and Murray Income Properties II, Ltd. Reference is made to Exhibit 10h to Post-Effective Amendment No. l to Partnership's Form S-11 Registration Statements, filed with the Securities and Exchange Commission on July 29, 1989. (File No. 33-2394)

     10b Lease Agreement with General Cinema to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10q to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-17183)

     10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10c to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

     10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

     10e Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

     10f Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement dated August 4, 1998 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998. (File No. 0-17183)

     10g  Data Processing System Use Agreement between Murray Income
          Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1998. Reference is made to Exhibit 10h to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

     10h Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 2, 2000 at Tower Place Festival Shopping Center. Filed herewith.

     10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated December 15, 1999) at Germantown Collection Shopping Center. Reference is made to Exhibit 10i to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

     10j Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated December 15, 1999 at Paddock Place Shopping Center. Reference is made to Exhibit 10j to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

     10k Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

     10l Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

     10m Purchase and Sale Agreement dated effective as of August 14, 2000 by and between the Partnership and Grace Development, Inc. Reference is made to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2000. (File No. 0-14105)

     10n Amendment to Purchase and Sale Agreement dated effective as of September 19, 2000 by and between the Partnership and Grace Development, Inc. Reference is made to exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2000. (File No. 0-14105)

     10o  Purchase and Sale Agreement dated effective as of September 25,
          2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10p Amendment to Purchase and Sale Agreement dated effective as of October 25, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10q Second Amendment to Purchase and Sale Agreement dated effective as of November 2, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10r Third Amendment to Purchase and Sale Agreement dated effective as of November 10, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10s Fourth Amendment to Purchase and Sale Agreement dated effective as of November 17, 2000 by and between the Partnership and Iron Mountain records Management, Inc. Reference is made to exhibit 10.5 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10t Purchase and Sale Agreement dated effective October 29, 2000 by and between the Partnership and Phillip H. McNeill, Sr. Reference is made to exhibit 10.6 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10u First Amendment to Purchase and Sale Agreement dated effective as of November 28, 2000 by and between the Partnership and Phillip H. McNeill, Sr. Reference is made to exhibit 10.7 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000.
          (File No. 0-14105)

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