Form 10-Q
period 2001-03-31
MURRAY INCOME PROPERTIES II LTD
filed 2001-05-09
CIK 786163

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

          For the quarterly period ended March 31, 2001.........................

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ___________________


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

                              Yes [X]     No [ ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                        March 31,        December 31,
                                                           2001              2000
                                                       ------------      ------------
                                                       (unaudited)
ASSETS

Investment in joint venture, at equity                 $  1,346,754      $  1,362,094
Cash and cash equivalents                                 8,142,289        10,290,961
Accounts receivable                                           6,912            78,663
Other assets, at cost                                        22,253            34,212
                                                       ------------      ------------
                                                       $  9,518,208      $ 11,765,930
                                                       ============      ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                       $      4,298      $     19,385
State excise tax payable and other
  liabilities                                               231,006           522,346
                                                       ------------      ------------
           Total liabilities                                235,304           541,731
                                                       ------------      ------------

Partners' equity:
   General Partners:
      Capital contributions                                   1,000             1,000
      Cumulative net earnings                             1,188,838         1,179,186
      Cumulative cash distributions                      (1,144,704)       (1,091,686)
                                                       ------------      ------------
                                                             45,134            88,500
                                                       ------------      ------------
   Limited Partners (314,687 Interests):
      Capital contributions, net of offering costs       27,029,395        27,029,395
      Cumulative net earnings                            23,249,939        23,163,066
      Cumulative cash distributions                     (41,041,564)      (39,056,762)
                                                       ------------      ------------
                                                          9,237,770        11,135,699
                                                       ------------      ------------
           Total partners' equity                         9,282,904        11,224,199
                                                       ------------      ------------
                                                       $  9,518,208      $ 11,765,930
                                                       ============      ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
INCOME:
      Rental                                        $   30,871     $  820,136
      Interest                                         128,432         21,814
      Equity in earnings of joint venture               35,660        161,373
                                                    ----------     ----------
                                                       194,963      1,003,323
                                                    ----------     ----------

EXPENSES:
      Depreciation                                         -0-        121,658
      Property operating                                 1,936        190,047
      General and administrative                        96,502        102,605
                                                    ----------     ----------
                                                        98,438        414,310
                                                    ----------     ----------
        Net earnings before state excise taxes          96,525        589,013

      State excise tax                                     -0-         16,200
                                                    ----------     ----------
        Net earnings                                $   96,525     $  572,813
                                                    ==========     ==========


Basic earnings per limited partnership interest     $     0.28     $     1.78
                                                    ==========     ==========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                   General          Limited
                                                  Partners          Partners            Total
                                                ------------      ------------      ------------
THREE MONTHS ENDED MARCH 31, 2000

      Balance at December 31, 1999              $      5,995      $ 17,794,610      $ 17,800,605
      Net earnings                                    14,100           558,713           572,813
      Cash distributions ($1.50 per limited
        partnership interest)                         (9,632)         (472,031)         (481,663)
                                                ------------      ------------      ------------
      Balance at March 31, 2000                 $     10,463      $ 17,881,292      $ 17,891,755
                                                ============      ============      ============


THREE MONTHS ENDED MARCH 31, 2001

      Balance at December 31, 2000              $     88,500      $ 11,135,699      $ 11,224,199
      Net earnings                                     9,652            86,873            96,525
      Cash distributions ($6.31 per limited
        partnership interest, including
        $5.27 in distributions of net sales
        proceeds)                                    (53,018)       (1,984,802)       (2,037,820)
                                                ------------      ------------      ------------
      Balance at March 31, 2001                 $     45,134      $  9,237,770      $  9,282,904
                                                ============      ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
Cash flows from operating activities:
    Net earnings                                                  $     96,525      $    572,813
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
            Depreciation                                                   -0-           121,658
            Equity in earnings of joint venture                        (35,660)         (161,373)
            Amortization of other assets                                   -0-            18,475
            Amortization of deferred income                                -0-            (1,625)
            Change in assets and liabilities:
               Accounts receivable                                      71,751           (81,976)
               Other assets                                             11,959           (46,558)
               Accounts payable                                        (15,087)            2,029
               Accrued property taxes, security deposits,
                state excise tax payable, other liabilities
                and deferred income                                   (291,340)         (227,253)
                                                                  ------------      ------------
                    Net cash (used by) provided by
                     operating activities                             (161,852)          196,190
                                                                  ------------      ------------

Cash flows from investing activities:
    Additions to investment properties                                     -0-            (9,926)
    Purchases of certificates of deposit                                   -0-          (198,000)
    Proceeds from redemptions of certificates of deposit                   -0-           298,000
    Distributions from joint venture                                    51,000            49,500
                                                                  ------------      ------------
                    Net cash provided by investing activities           51,000           139,574
                                                                  ------------      ------------

Cash flows from financing activities - cash distributions           (2,037,820)         (481,663)
                                                                  ------------      ------------

Net decrease in cash and cash equivalents                           (2,148,672)         (145,899)
Cash and cash equivalents at beginning of period                    10,290,961           908,676
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $  8,142,289      $    762,777
                                                                  ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

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

      On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated and dissolved. Each of the Partnership's directly owned properties were sold during the fourth quarter of 2000. The only remaining property is the Partnership's 15% interest in Tower Place Joint Venture, that owns the Tower Place Festival Shopping Center.

      No provision for federal income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes. During 2000, the Partnership owned and operated two shopping centers (Germantown Collection and Paddock Place) located in the state of Tennessee. In 1999, Tennessee passed the "Tax Revision and Reform Act of 1999" that imposes state taxes on limited partnerships doing business within the state. This law was applicable to the Partnership effective January 1, 2000. For the quarter ended March 31, 2000, the Partnership accrued state excise tax expense to the state of Tennessee in the amount of $16,200. In the accompanying balance sheet at December 31, 2000, state excise tax payable and other liabilities included $256,682 in state excise/franchise tax payable. Because both Tennessee shopping centers were sold during the year ended December 31, 2000, the Partnership no longer has operations or assets in that state as of the end of 2000. Therefore, no future state excise/franchise taxes will be due or payable to the state of Tennessee. The outstanding amount at December 31, 2000 was paid during the quarter ended March 31, 2001.

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

      The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 2001 and December 31, 2000. For cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair market value because of the short maturity of these instruments.

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

3.    INVESTMENT IN JOINT VENTURE

      The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture using the equity method. The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture. On April 6, 2001, the Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement must still be negotiated and executed, and a number of contingencies must be satisfied before the property is sold. There can be no assurance that the Tower Place Joint Venture will be able to successfully negotiate and enter into a definitive agreement, or that Tower Place will be sold at all or under the proposed terms in the letter of intent.

4. TRANSACTIONS WITH AFFILIATES

      Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $4,626 during the three months ended March 31, 2000. This property was sold on December 1, 2000, and the Corporate General Partner no longer earns any fees under this agreement.

5. OTHER

      Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

      The financial information included in this interim report as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. In April 2000, the Partnership's properties were put on the market and the General Partners began actively soliciting offers.

      On April 6, 2001, the Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement must still be negotiated and executed, and a number of contingencies must be satisfied before the property is sold. There can be no assurance that the Tower Place Joint Venture will be able to successfully negotiate and enter into a definitive agreement, or that Tower Place will be sold at all or under the proposed terms in the letter of intent.

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

      As of March 31, 2001, the Partnership had cash and cash equivalents of $8,142,289, which included $8,111,020 invested in money market instruments. Such amounts represent cash generated from operations, sales of properties held for sale, and working capital reserves.

      As of March 31, 2001, the Partnership's only significant asset, other than cash, is its 15% interest in Tower Place Joint Venture, accounted for on the equity method.

      The decrease in state excise tax payable and other liabilities of $291,340 from December 31, 2000 to March 31, 2001 is primarily due to the payment of the 2000 state of Tennessee excise/franchise taxes and severance benefits paid to one Partnership employee whose employment was terminated on February 28, 2001.

      During the three months ended March 31, 2001, the Partnership made Cash Distributions from Operations of $362,668 and Cash Distributions from Sales or Refinancings totaling $1,675,152, which related to the three-month period ended December 31, 2000. Subsequent to March 31, 2001, the Partnership made Cash Distributions from Operations of $141,609 (which was reduced by $10,695 related to 2000 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 2001. The funds distributed were derived from the net cash flow generated from operations of the Partnership's interest in Tower Place Joint Venture and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

      Future liquidity is currently expected to result from cash generated from the operations of the Partnership's remaining property (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments, and ultimately through the sale of the Partnership's final interest in Tower Place Joint Venture.

Results of Operations

      Rental income decreased $789,265 for the three months ended March 31, 2001 as compared to the same period in 2000 because the Partnership sold its three properties during the year ended December 31, 2000. The small amount of rental income collected during the three months ended March 31, 2001 related to percentage rent received from two tenants attributable to the period during 2000 prior to the property sales.

      "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina decreased $16,290 for the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to lower tenant reimbursements for real estate taxes. On February 14, 2000, the joint venture executed a lease termination agreement with General Cinema. Pursuant to the agreement, General Cinema paid Tower Place Joint Venture a termination fee as consideration for the joint venture releasing the tenant from its future lease obligations. The termination fee of $898,562, net of the book value of the theater which was demolished to allow for construction of the Bally Total Fitness facility, was recognized as income during the quarter ended March 31, 2000. Tower Place's total operating expenses decreased, with decreases in property management fees, legal fees and utility costs partially offset by higher repair and maintenance costs. The following information details rental income generated, bad debt expense incurred, and average occupancy for the periods shown for Tower Place Shopping Center.

                                     Three Months Ended
                                          March 31,
                                   ----------------------
                                     2001          2000
                                   --------      --------
Tower Place Shopping Center
        Rental income              $326,697      $342,987
        Termination fee income          -0-       898,562
        Bad debt expense                -0-        10,238
        Average occupancy                94%           78%

      The Partnership's share of income from the joint venture decreased $125,713 for the quarter ended March 31, 2001 as compared to the same period in 2000 for the reasons stated above. The Partnership's share of income excluding the gain on termination of lease increased $9,071 for the quarter ended March 31, 2001, as compared to the same period in 2000.

      Occupancy at Tower Place averaged 94% for the first quarter of 2001, a 14 percent increase from the previous quarter. One new tenant who signed a lease for 9,600 square feet took occupancy of its space during the fourth quarter of 2000. A tenant who signed a lease for 1,050 square feet took occupancy in January 2001 and a tenant who signed a lease for 1,120 square feet took occupancy in February 2001. Bally Total Fitness, who occupies 25,767 square feet, opened for business on April 27, 2001. The addition of a new anchor tenant should generate greater customer traffic at the shopping center.

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

      Total property operating expenses decreased substantially for the three months ended March 31, 2001 as compared to the same period in 2000 because the Partnership's directly owned properties were sold during calendar year 2000. The small amount of expenses reported during the three months ended March 31, 2001 related to utility charges and service contract costs received after the close of the prior year end.

      General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $6,103 for the three months ended March 31, 2001 as compared to the same period in 2000, with decreases in appraisal costs and salaries and benefits partially offset by increases in accounting and legal costs.

      Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and security deposits. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the first quarter of the year covered by this report through the solicitation of proxies or otherwise.

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

(b) Reports on Form 8-K filed during the three months ended March 31, 2001:

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

                                    MURRAY INCOME PROPERTIES II, LTD.

                                    By:       Murray Realty Investors IX, Inc.
                                              A General Partner



Dated:  May 10, 2001                By:       /s/ Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

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