Form 10-Q
period 2001-06-30
MURRAY INCOME PROPERTIES II LTD
filed 2001-08-07
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001...............

                                       OR

-------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                 to
                                               ---------------    --------------


                               COMMISSION FILE NO.
                                     0-17183

                                  ------------

                        MURRAY INCOME PROPERTIES II, LTD.
             (Exact Name of Registrant as Specified in its Charter)


                  TEXAS                                         75-2085586
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

    13615 NEUTRON ROAD, DALLAS, TEXAS                           75244-4411
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                        June 30,        December 31,
                                                          2001              2000
                                                      ------------      ------------
                                                      (unaudited)
ASSETS

Investment in joint venture, at equity                $  1,350,096      $  1,362,094
Cash and cash equivalents                                8,095,763        10,290,961
Accounts receivable                                            -0-            78,663
Other assets, at cost                                          714            34,212
                                                      ------------      ------------
                                                      $  9,446,573      $ 11,765,930
                                                      ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                      $     16,606      $     19,385
State excise tax payable and other
  liabilities                                              231,006           522,346
                                                      ------------      ------------
          Total liabilities                                247,612           541,731
                                                      ------------      ------------

Partners' equity:
   General Partners:
     Capital contributions                                   1,000             1,000
     Cumulative net earnings                             1,194,605         1,179,186
     Cumulative cash distributions                      (1,158,865)       (1,091,686)
                                                      ------------      ------------
                                                            36,740            88,500
                                                      ------------      ------------
   Limited Partners (314,687 Interests):
     Capital contributions, net of offering costs       27,029,395        27,029,395
     Cumulative net earnings                            23,301,838        23,163,066
     Cumulative cash distributions                     (41,169,012)      (39,056,762)
                                                      ------------      ------------
                                                         9,162,221        11,135,699
                                                      ------------      ------------
          Total partners' equity                         9,198,961        11,224,199
                                                      ------------      ------------
                                                      $  9,446,573      $ 11,765,930
                                                      ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                     June 30,
                                                    ---------------------     -------------------------
                                                      2001         2000          2001           2000
                                                    --------     --------     ----------     ----------
INCOME:
     Rental                                         $    477     $768,150     $   31,348     $1,588,286
     Interest                                         90,001       21,768        218,433         43,582
     Equity in earnings of joint venture              48,342       34,253         84,002        195,626
                                                    --------     --------     ----------     ----------
                                                     138,820      824,171        333,783      1,827,494
                                                    --------     --------     ----------     ----------

EXPENSES:
     Depreciation                                        -0-        1,202            -0-        122,860
     Property operating                                  -0-      232,158          1,936        422,205
     General and administrative                       81,154       76,187        177,656        178,792
                                                    --------     --------     ----------     ----------
                                                      81,154      309,547        179,592        723,857
                                                    --------     --------     ----------     ----------
       Earnings before state excise taxes             57,666      514,624        154,191      1,103,637

     State excise tax                                    -0-       16,700            -0-         32,900
                                                    --------     --------     ----------     ----------
       Net earnings                                 $ 57,666     $497,924     $  154,191     $1,070,737
                                                    ========     ========     ==========     ==========

Net earnings allocated to Limited Partners          $ 51,899     $487,942     $  138,772     $1,046,655
                                                    ========     ========     ==========     ==========

Basic earnings per limited partnership interest     $    .16     $   1.55     $      .44     $     3.33
                                                    ========     ========     ==========     ==========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                General          Limited
                                                Partners         Partners            Total
                                               ----------      ------------      ------------
SIX MONTHS ENDED JUNE 30, 2000

     Balance at December 31, 1999              $    5,995      $ 17,794,610      $ 17,800,605
     Net earnings                                  24,082         1,046,655         1,070,737
     Cash distributions ($3.00 per limited
       partnership interest)                      (19,266)         (944,064)         (963,330)
                                               ----------      ------------      ------------
     Balance at June 30, 2000                  $   10,811      $ 17,897,201      $ 17,908,012
                                               ==========      ============      ============

SIX MONTHS ENDED JUNE 30, 2001

     Balance at December 31, 2000              $   88,500      $ 11,135,699      $ 11,224,199
     Net earnings                                  15,419           138,772           154,191
     Cash distributions ($6.71 per limited
       partnership interest, including
       $5.27 in distributions of net sales
       proceeds)                                  (67,179)       (2,112,250)       (2,179,429)
                                               ----------      ------------      ------------
     Balance at June 30, 2001                  $   36,740      $  9,162,221      $  9,198,961
                                               ==========      ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
Cash flows from operating activities:
    Net earnings                                                 $    154,191      $  1,070,737
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation                                                    -0-           122,860
          Equity in earnings of joint venture                         (84,002)         (195,626)
          Amortization of other assets                                    -0-            37,366
          Amortization of deferred income                                 -0-            (3,249)
          Change in assets and liabilities:
             Accounts receivable                                       78,663          (100,040)
             Other assets                                              33,498           (84,430)
             Accounts payable                                          (2,779)            1,859
             Accrued property taxes, security deposits,
              state excise tax payable, other liabilities
              and deferred income                                    (291,340)         (140,489)
                                                                 ------------      ------------
                 Net cash provided by (used in)
                  operating activities                               (111,769)          708,988
                                                                 ------------      ------------
Cash flows from investing activities:
    Additions to investment properties                                    -0-           (13,176)
    Purchases of certificates of deposit                                  -0-          (198,000)
    Proceeds from redemptions of certificates of deposit                  -0-           694,986
    Distributions from joint venture                                   96,000            49,500
                                                                 ------------      ------------
                 Net cash provided by investing activities             96,000           533,310
                                                                 ------------      ------------

Cash flows from financing activities - cash distributions          (2,179,429)         (963,330)
                                                                 ------------      ------------

Net (decrease) increase in cash and cash equivalents               (2,195,198)          278,968
Cash and cash equivalents at beginning of period                   10,290,961           908,676
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $  8,095,763      $  1,187,644
                                                                 ============      ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

1.   BASIS OF ACCOUNTING

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

     No provision for federal income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes. During 2000, the Partnership owned and operated two shopping centers (Germantown Collection and Paddock Place) located in the state of Tennessee. In 1999, Tennessee passed the "Tax Revision and Reform Act of 1999" that imposes state taxes on limited partnerships doing business within the state. This law was applicable to the Partnership effective January 1, 2000. For the six months ended June 30, 2000, the Partnership accrued state excise tax expense to the state of Tennessee in the amount of $32,900. In the accompanying balance sheet at December 31, 2000, state excise tax payable and other liabilities included $256,682 in state excise/franchise tax payable. Because both Tennessee shopping centers were sold during the year ended December 31, 2000, the Partnership no longer has operations or assets in that state as of the end of 2000. Therefore, no future state excise/franchise taxes will be due or payable to the state of Tennessee. The outstanding amount of state excise/franchise taxes at December 31, 2000 was paid during the quarter ended March 31, 2001.

     Basic earnings per limited partnership interest are based upon the Limited Partnership Interests outstanding at period-end and the net earnings and cash distributions are allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 2001 and December 31, 2000. For cash and cash equivalents, accounts receivable and accounts payable, the carrying amounts approximate fair market value because of the short maturity of these instruments.

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

3.   INVESTMENT IN JOINT VENTURE

     The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture using the equity method. The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses and cash distributions according to the Partnership's 15% ownership interest in the joint venture. The Joint Venture discontinued depreciation on the shopping center on March 10, 2000, the date on which the Joint Venture changed the classification of the shopping center to property held for sale.

4.   TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $9,196 during the six months ended June 30, 2000. This property was sold on December 1, 2000, and the Corporate General Partner no longer earns any fees under this agreement.

5.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

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

     On April 6, 2001, Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. However, the General Partners and the prospective purchaser were unable to come to terms on a definitive purchase agreement and the sale was not completed. Since then, management has implemented a new marketing plan in order to generate offers for the property. This includes updating the sales package to reflect new leases which have increased the percentage of space leased to 97%. The marketing materials now include pictures of the recently completed Bally Total Fitness building. Management is also aggressively targeting new prospective buyers. The General Partners believe that these measures, along with the opening of Bally Total Fitness and signing of other new tenants, will enhance the marketability of Tower Place.

     If the Partnership is successful in selling its interest in Tower Place Joint Venture, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of its interest in Tower Place Joint Venture.

     As of June 30, 2001, the Partnership had cash and cash equivalents of $8,095,763, which included $8,070,021 invested in money market instruments. Such amounts represent cash generated from operations, sales of properties held for sale and working capital reserves.

     As of June 30, 2001, the Partnership's only significant asset, other than cash, is its 15% interest in Tower Place Joint Venture, accounted for on the equity method.

     The decrease in state excise tax payable and other liabilities of $291,340 from December 31, 2000 to June 30, 2001 is primarily due to the payment of the 2000 state of Tennessee excise/franchise taxes and severance benefits paid to one Partnership employee whose employment was terminated on February 28, 2001. The remaining $231,006 at June 30, 2001 in state excise tax payable and other liabilities represents severance benefits accrued but not yet paid.

     During the three months ended June 30, 2001, the Partnership made Cash Distributions from Operations of $141,609 (which was reduced by $10,695 related to 2000 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three-month period ended March 31, 2001. Subsequent to June 30, 2001, the Partnership made Cash Distributions from Operations of $55,944 relating to the three months ended June 30, 2001. The funds distributed were derived from the net cash flow generated from operations of the Partnership's interest in Tower Place Joint Venture and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the Partnership's investment in joint venture (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments, and ultimately through the sale of the Partnership's final interest in Tower Place Joint Venture.

Results of Operations

     Rental income decreased $1,556,938 for the six months ended June 30, 2001 as compared to the same period in 2000 because the Partnership sold its three properties during the year ended December 31, 2000. The small amount of rental income collected during the six months ended June 30, 2001 related to percentage rent received from two tenants attributable to the period during 2000 prior to the property sales.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place in Pineville (Charlotte), North Carolina increased $119,099 for the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to higher occupancy. On February 14, 2000, the joint venture executed a lease termination agreement with General Cinema. Pursuant to the agreement, General Cinema paid Tower Place Joint Venture a termination fee as consideration for the Joint Venture releasing the tenant from its future lease obligations. The termination fee of $898,562, net of the book value of the theater which was demolished to allow for construction of the Bally Total Fitness facility, was recognized as income during the quarter ended March 31, 2000. Tower Place's total operating expenses increased primarily because of higher repair and maintenance costs and amortization of deferred leasing costs. The following information details rental income generated, bad debt expense incurred and average occupancy for the periods shown for Tower Place.

                                        Three Months Ended               Six Months Ended
                                              June 30,                        June 30,
                                    --------------------------      --------------------------
                                       2001            2000            2001            2000
                                    ----------      ----------      ----------      ----------
Tower Place Shopping Center
       Rental income                $  406,440      $  271,051      $  733,137      $  614,038
       Termination fee income              -0-             -0-             -0-         898,562
       Bad debt expense                    -0-             -0-             -0-          10,238
       Average occupancy                    91%             76%             93%             77%

     The Partnership's share of income from the joint venture decreased $111,624 for the six months ended June 30, 2001 as compared to the same period in 2000 for the reasons stated above. The Partnership's share of income excluding the gain on termination of lease increased $23,160 for the six months ended June 30, 2001, as compared to the same period in 2000.

     Tower Place averaged 91% occupancy during the second quarter of 2001, a 3% decrease from the previous quarter. In May 2001, a tenant who occupied 2,100 square feet vacated its space upon expiration of its lease. Also accounting for the decrease in occupancy is that, in conjunction with the construction of the space for Bally Total Fitness, an additional 6,470 square feet was built and became available for occupancy in May. In July 2001, 2,974 square feet of this new space was combined with 2,660 square feet of existing vacant space and leased to a new tenant who will take occupancy around October 1 of this year. A new tenant who signed a lease for 1,512 square feet took occupancy in June. Another new lease for 2,100 square feet was signed and the tenant will take occupancy in the third quarter of 2001. A restaurant which occupied 2,310 square feet vacated its space during this second quarter, but the space was leased to a new operator who re-opened in July. Two tenants totaling 5,361 square feet renewed their leases for three years. Tower Place is currently 97% leased.

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

     Total property operating expenses decreased substantially for the six months ended June 30, 2001 as compared to the same period in 2000 because the Partnership's directly owned properties were sold during calendar year 2000. The small amount of expenses reported during the six months ended June 30, 2001 related to utility charges and service contract costs received after the close of the prior year end.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership. General and administrative expenses decreased $1,136 for the six months ended June 30, 2001 as compared to the same period in 2000, with decreases in appraisal costs, salaries and benefits, and travel expenses partially offset by increases in accounting and legal costs and investor services costs.

     Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Partnership's financial instruments consist of cash and cash equivalents and accounts payable. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks except for the potential increase or decrease in interest income from its funds invested in short-term money market funds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the second quarter of the year covered by this report through the solicitation of proxies or otherwise.

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

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2001:

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

                                         MURRAY INCOME PROPERTIES II, LTD.

                                         By: Murray Realty Investors IX, Inc.
                                             A General Partner



Dated:  August 7, 2001                  By:       /s/ Mitchell Armstrong
                                             ----------------------------------
                                             Mitchell Armstrong
                                             President
                                             Chief Financial Officer

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