Form 10-Q
period 2001-09-30
MURRAY INCOME PROPERTIES II LTD
filed 2001-11-13
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________



                               COMMISSION FILE NO.
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

                              Yes  [X]   No  [ ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS

                                                           September 30,          December 31,
                                                               2001                   2000
                                                           ------------           ------------
                                                            (unaudited)
ASSETS

Investment in joint venture, at equity                     $  1,354,800           $  1,362,094
Cash and cash equivalents                                     8,086,299             10,290,961
Accounts receivable                                                 -0-                 78,663
Other assets, at cost                                            17,592                 34,212
                                                           ------------           ------------
                                                           $  9,458,691           $ 11,765,930
                                                           ============           ============
LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                           $      6,711           $     19,385
State excise tax payable and other
  liabilities                                                   231,006                522,346
                                                           ------------           ------------
          Total liabilities                                     237,717                541,731
                                                           ------------           ------------
Partners' equity:
   General Partners:
     Capital contributions                                        1,000                  1,000
     Cumulative net earnings                                  1,202,401              1,179,186
     Cumulative cash distributions                           (1,164,460)            (1,091,686)
                                                           ------------           ------------
                                                                 38,941                 88,500
                                                           ------------           ------------
   Limited Partners (314,687 Interests):
     Capital contributions, net of offering costs            27,029,395             27,029,395
     Cumulative net earnings                                 23,372,000             23,163,066
     Cumulative cash distributions                          (41,219,362)           (39,056,762)
                                                           ------------           ------------
                                                              9,182,033             11,135,699
                                                           ------------           ------------
          Total partners' equity                              9,220,974             11,224,199
                                                           ------------           ------------
                                                           $  9,458,691           $ 11,765,930
                                                           ============           ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                     --------------------------      --------------------------
                                                        2001            2000            2001            2000
                                                     ----------      ----------      ----------      ----------
INCOME:
     Rental                                          $      636      $  801,852      $   31,984      $2,390,138
     Interest                                            73,953          23,399         292,386          66,981
     Equity in earnings of joint venture                 51,954          33,928         135,956         229,554
                                                     ----------      ----------      ----------      ----------
                                                        126,543         859,179         460,326       2,686,673
                                                     ----------      ----------      ----------      ----------
EXPENSES:
     Depreciation                                           -0-           1,202             -0-         124,062
     Property operating                                     -0-         188,094           1,936         610,299
     General and administrative                          48,585          88,058         226,241         266,850
                                                     ----------      ----------      ----------      ----------
                                                         48,585         277,354         248,177       1,001,211
                                                     ----------      ----------      ----------      ----------
       Earnings before state excise taxes                77,958         581,825         232,149       1,685,462

     State excise tax                                       -0-          19,500             -0-          52,400
                                                     ----------      ----------      ----------      ----------
       Net earnings                                  $   77,958      $  562,325      $  232,149      $1,633,062
                                                     ==========      ==========      ==========      ==========

Net earnings allocated to Limited Partners           $   70,162      $  551,054      $  208,934      $1,597,709
                                                     ==========      ==========      ==========      ==========

Basic earnings per limited partnership interest      $     0.22      $     1.75      $     0.66      $     5.08
                                                     ==========      ==========      ==========      ==========


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                  General            Limited
                                                  Partners           Partners             Total
                                                ------------       ------------       ------------
NINE MONTHS ENDED SEPTEMBER 30, 2000

     Balance at December 31, 1999               $      5,995       $ 17,794,610       $ 17,800,605
     Net earnings                                     35,353          1,597,709          1,633,062
     Cash distributions ($4.75 per limited
       partnership interest)                         (30,505)        (1,494,767)        (1,525,272)
                                                ------------       ------------       ------------
     Balance at September 30, 2000              $     10,843       $ 17,897,552       $ 17,908,395
                                                ============       ============       ============

NINE MONTHS ENDED SEPTEMBER 30, 2001

     Balance at December 31, 2000               $     88,500       $ 11,135,699       $ 11,224,199
     Net earnings                                     23,215            208,934            232,149
     Cash distributions ($6.87 per limited
       partnership interest, including
       $5.27 in distributions of net sales
       proceeds)                                     (72,774)        (2,162,600)        (2,235,374)
                                                ------------       ------------       ------------
     Balance at September 30, 2001              $     38,941       $  9,182,033       $  9,220,974
                                                ============       ============       ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                    -----------------------------------
                                                                        2001                   2000
                                                                    ------------           ------------
Cash flows from operating activities:
    Net earnings                                                    $    232,149           $  1,633,062
    Adjustments to reconcile net earnings to net
       cash provided by (used in) operating activities:
          Depreciation                                                       -0-                124,062
          Equity in earnings of joint venture                           (135,956)              (229,554)
          Amortization of other assets                                       -0-                 56,324
          Amortization of deferred income                                    -0-                 (4,874)
          Change in assets and liabilities:
             Accounts receivable                                          78,663                (88,713)
             Other assets                                                 16,620               (112,376)
             Accounts payable                                            (12,674)                (2,222)
             Accrued property taxes, security deposits,
              state excise tax payable, other liabilities
              and deferred income                                       (291,340)               (80,342)
                                                                    ------------           ------------
                 Net cash provided by (used in)
                  operating activities                                  (112,538)             1,295,367
                                                                    ------------           ------------
Cash flows from investing activities:
    Additions to investment properties                                       -0-                (17,701)
    Purchases of certificates of deposit                                     -0-               (198,000)
    Proceeds from redemptions of certificates of deposit                     -0-                793,986
    Distributions from joint venture                                     143,250                106,500
                                                                    ------------           ------------
                 Net cash provided by investing activities               143,250                684,785
                                                                    ------------           ------------
Cash flows from financing activities - cash distributions             (2,235,374)            (1,525,272)
                                                                    ------------           ------------
Net (decrease) increase in cash and cash equivalents                  (2,204,662)               454,880
Cash and cash equivalents at beginning of period                      10,290,961                908,676
                                                                    ------------           ------------
Cash and cash equivalents at end of period                          $  8,086,299           $  1,363,556
                                                                    ============           ============


See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

      On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated and dissolved. Each of the Partnership's directly owned properties were sold during the fourth quarter of 2000. The only remaining property is the Partnership's 15% interest in Tower Place Joint Venture, a joint venture which owns the Tower Place Festival Shopping Center.

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

      Basic earnings per limited partnership interest are based upon the weighted average Limited Partnership Interests outstanding during the period and the net earnings and cash distributions are allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

      The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 2001 and December 31, 2000. For cash and cash equivalents, accounts receivable and accounts payable, the carrying amounts approximate fair market value because of the short maturity of these instruments.

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

(b) Next, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the General Partners and 1% to the Non-corporate General Partner in an amount equal to any unpaid Cash Distributions from Operations subordinated to the Limited Partners' 7% non-cumulative annual return. Such 99% shall be allocated 62-1/2% to the Non-corporate General Partner and 37-1/2% to the Corporate General Partner.

(c) Next, all Cash Distributions from Sales or Refinancings shall be allocated 1% to the Non-corporate General Partner and 99% to the Limited Partners and the General Partners. Such 99% will be allocated 85% to the Limited Partners and 15% to the General Partners. Such 15% shall be allocated 62-1/2% to the Non-corporate General Partner and 37-1/2% to the Corporate General Partner.

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

3.    INVESTMENT IN JOINT VENTURE

      The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owns and operates Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture using the equity method. The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd, an affiliated real estate limited partnership ("MIP I"). The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses and cash distributions according to the Partnership's 15% ownership interest in the joint venture. The joint venture discontinued depreciation on the shopping center on March 10, 2000, the date on which the joint venture changed the classification of the shopping center to property held for sale.

4.    TRANSACTIONS WITH AFFILIATES

      Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $13,765 during the nine months ended September 30, 2000. This property was sold on December 1, 2000, and the Corporate General Partner no longer earns any fees under this agreement.

5.    OTHER

      Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

      The financial information included in this interim report as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

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

      During the second quarter of 2001, two potential buyers entered into non-binding letters of intent to purchase Tower Place and one of these resulted in a signed contract. While the General Partners believed that these offers represented acceptable sales prices, the prospective purchasers decided to pursue other opportunities, and neither of the transactions closed. Management implemented a new marketing plan which included new marketing materials and targeting new prospective purchasers. Management did not receive any new offers until after the September 11th terrorist attacks on the United States. Between September 14 and September 25, 2001, the General Partners received five offers to purchase the shopping center. All of these offers were for significantly lower prices than the previous offers, and were for prices substantially lower than any prior year appraisals obtained from independent appraisal firms. Although it is impossible to predict future events, management believes that the terrorist attacks, coupled with an already softening economy, have created uncertainty in the marketplace that has adversely impacted the current real estate investment market. Management believes that these five offers, all received after September 11, reflect the desire of certain speculators to capitalize on the uncertainty in the market and to purchase real estate at below market prices. Therefore, management rejected the five offers and continues to aggressively market the property with the goal of achieving a fair price reflecting the property's tenant base and the location of the shopping center within the Charlotte metropolitan area.

      Subsequent to the end of the third quarter of 2001, a new offer to purchase Tower Place was received at a price the General Partners deemed acceptable, and on October 31, 2001, the Tower

Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement must still be negotiated and executed, and a number of contingencies must be satisfied before the property is sold. There can be no assurance that the Tower Place Joint Venture will be able to successfully negotiate and enter into a definitive agreement, or that Tower Place will be sold at all or under the proposed terms in the non-binding letter of intent.

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

      As of September 30, 2001, the Partnership had cash and cash equivalents of $8,086,299, which included $8,060,974 invested in money market instruments. Such amounts represent cash generated from operations, sales of properties held for sale and working capital reserves.

      As of September 30, 2001, the Partnership's only significant asset, other than cash, is its 15% interest in Tower Place Joint Venture, accounted for on the equity method.

      The decrease in state excise tax payable and other liabilities of $291,340 from December 31, 2000 to September 30, 2001 is primarily due to the payment of the 2000 state of Tennessee excise/franchise taxes and severance benefits paid to one Partnership employee whose employment was terminated on February 28, 2001. The remaining $231,006 at September 30, 2001 in state excise tax payable and other liabilities primarily represents severance benefits accrued but not yet paid.

      During the three months ended September 30, 2001, the Partnership made Cash Distributions from Operations of $55,944 relating to the three-month period ended June 30, 2001. Subsequent to September 30, 2001, the Partnership made Cash Distributions from Operations of $94,406 relating to the three months ended September 30, 2001. The funds distributed were derived from the net cash flow generated from operations of the Partnership's interest in Tower Place Joint Venture and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

      Future liquidity is currently expected to result from cash generated from the Partnership's investment in joint venture (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments, and ultimately through the sale of the Partnership's final interest in Tower Place Joint Venture.

Results of Operations

      Rental income decreased $2,358,154 for the nine months ended September 30, 2001 as compared to the same period in 2000 because the Partnership sold its three properties during the year ended December 31, 2000. The small amount of rental income collected during the nine months ended September 30, 2001 related to percentage rent received from two tenants attributable to the period during 2000 prior to the property sales.

      "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place in Pineville (Charlotte), North Carolina increased $283,457 for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to higher occupancy. On February 14, 2000, the joint venture executed a lease termination agreement with General Cinema. Pursuant to the agreement, General Cinema paid Tower Place Joint Venture a termination fee as consideration for Tower Place Joint Venture releasing the tenant from its future lease obligations. The termination fee of $898,562, net of the book value of the theater which was demolished to allow for construction of the Bally Total Fitness facility, was recognized as income during the quarter ended March 31, 2000. Tower Place's total operating expenses increased primarily because of higher repair and maintenance costs, property management fees and amortization of deferred leasing costs. The following information details rental income generated, bad debt expense incurred and average occupancy for the periods shown for Tower Place.

                                         Three Months Ended                   Nine Months Ended
                                            September 30,                       September 30,
                                    ----------------------------        ----------------------------
                                       2001              2000              2001              2000
                                    ----------        ----------        ----------        ----------
Tower Place Shopping Center
       Rental income                $  439,322        $  274,964        $1,172,459        $  889,002
       Termination fee income              -0-               -0-               -0-           898,562
       Bad debt expense                    -0-                26               -0-            10,264
       Average occupancy                    91%               77%               92%               77%

      The Partnership's share of income from the joint venture decreased $93,598 for the nine months ended September 30, 2001 as compared to the same period in 2000 for the reasons stated above. The Partnership's share of income excluding the gain on termination of lease increased $41,186 for the nine months ended September 30, 2001, as compared to the same period in 2000.

      Tower Place averaged 91% occupancy during the third quarter of 2001, unchanged from the previous quarter. A new tenant who signed a lease for 2,100 square feet during the second quarter of 2001 took occupancy of its space in August. During the quarter, asphalt repairs were completed and the parking lot was striped in August. Also, the pylon sign at the entrance of the shopping center was refurbished. As of September 30, 2001, Tower Place was 97% leased.

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

      Total property operating expenses decreased substantially for the nine months ended September 30, 2001 as compared to the same period in 2000 because the Partnership's directly owned properties were sold during calendar year 2000. The small amount of expenses reported during the nine months ended September 30, 2001 related to utility charges and service contract costs received after the close of the prior year end.

      General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, after reimbursements of shared direct operating costs by Murray Income Properties I, Ltd. ("MIP I"). The Partnership and MIP I entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the on-site property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was appropriate. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned was Tower Place Festival, which is owned in a joint venture

(Tower Place Joint Venture) owned 15% by the Partnership and 85% by MIP I. Because of the uncertainty in the real estate market since the September 11th terrorist attack on the United States, management believes it is likely to take longer to sell the remaining property than was originally anticipated. Therefore, the General Partners of the Partnership and MIP I decided to re-evaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP I have changed the cost sharing arrangement for common expenses as follows. The cost of the asset manager will be shared 15% by the Partnership and 85% by MIP I, effective May 1, 2001, since the only property owned by either partnership is Tower Place Festival. All other shared costs will be shared in the ratio of 33% by the Partnership and 67% by MIP I, effective July 1, 2001. There will be no change in the partnerships' sharing of any severance benefits paid (53% by the Partnership and 47% by MIP
I), since these costs are in recognition of the employees' service to the partnerships during the entire holding period.

      General and administrative expenses decreased $40,609 for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to the decrease in the percentage of shared costs described above.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of such adoption and currently believes the effect, if any, will not be material to the Partnership's financial position or operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the third quarter of the year covered by this report through the solicitation of proxies or otherwise.

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

(b)   Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                          MURRAY INCOME PROPERTIES II, LTD.

                                          By:  Murray Realty Investors IX, Inc.
                                               A General Partner



Dated: November 12, 2001                  By:       /s/ Mitchell Armstrong
                                               --------------------------------
                                               Mitchell Armstrong
                                               President
                                               Chief Financial Officer

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