Form 10-K405
period 2001-12-31
MURRAY INCOME PROPERTIES II LTD
filed 2002-03-22
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K


(Mark One)

   X        Annual Report pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 2001


                                       OR

            Transition report pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934

            For the transition period from ___________ to ___________

                               COMMISSION FILE NO.
                                     0-17183

                                   ----------

                        MURRAY INCOME PROPERTIES II, LTD.
             (Exact Name of Registrant as Specified in its Charter)


                      TEXAS                                 75-2085586
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

        13615 NEUTRON ROAD, DALLAS, TEXAS                   752444-4411
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

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page

Item 1.       Business                                                      1

Item 2.       Properties                                                    2

Item 3.       Legal Proceedings                                             2

Item 4.       Submission of Matters to a Vote of Security Holders           2

                                      PART II

Item 5.       Market for the Partnership's Limited Partnership
              Interests and Related Security Holder Matters                 3

Item 6.       Selected Financial Data                                       3

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           3

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk    9

Item 8.       Financial Statements and Supplementary Data                  10

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                          23

                                      PART III

Item 10.      Directors and Executive Officers of the Partnership          24

Item 11.      Executive Compensation                                       25

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                               26

Item 13.      Certain Relationships and Related Transactions               27

                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                          28

Signatures                                                                 35

Index to Exhibits                                                          36

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

     In September 1986, the Partnership acquired a 15% interest in Tower Place Joint Venture, which owns Tower Place Festival Shopping Center ("Tower Place"). The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. ("MIP I"), a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. The Partnership also acquired Paddock Place Shopping Center ("Paddock Place") on December 17, 1986, Germantown Collection Shopping Center ("Germantown") on February 9, 1988, and 1202 Industrial Place (an office/warehouse facility) on February 26, 1988. All acquisitions were paid for in cash. Paddock Place, Germantown and 1202 Industrial Place were sold during 2000. For a more detailed description of the joint venture interest owned by the Partnership at December 31, 2001, see "Item 2. Properties".

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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, including its interest in Tower Place Joint Venture, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold Paddock Place, Germantown and 1202 Industrial Place during 2000, and continues to operate its interest in Tower Place Joint Venture until such time as the property is sold. If the Partnership is successful in selling its interest in Tower Place Joint Venture, the Partnership will be liquidated and dissolved as soon as practicable thereafter.

     Tower Place Festival Shopping Center. At December 31, 2001, Tower Place was 97% leased. One tenant, Bally Total Fitness, leases 22.3% of the total rentable space of the property and another, J&K Cafeterias, leases 10.5% of the total rentable space. The Bally lease expires on April 30, 2016 with the tenant having the option to extend the term of the lease for three successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 2000, Tower Place was 93% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Tower Place has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                 Rentable              Percent Leased at
         Property               Square Feet            December 31, 2001
         --------               -----------            -----------------

             1                    251,829                        91%
             2                    132,647                        97%
             3                     75,000                        92%

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

     The Partnership is reimbursed for a portion of the costs of employees by MIP I. Please see "Item 11. Executive Compensation."

     For a definition of the terms used herein and elsewhere in this Form 10-K, see "Glossary" incorporated by reference herein as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394), which Glossary is attached hereto as Exhibit 99a.

ITEM 2. PROPERTIES.

     As of December 31, 2001, the Partnership owns a 15% interest in Tower Place Joint Venture which owns the property described below:

     Location                       Description of Property
     --------                       -----------------------

     Pineville (Charlotte),         Tower Place Festival Shopping Center
       North                        Carolina A 114,876 square foot shopping
                                    center situated on 10.777 acres. At December
                                    31, 2001, Tower Place was 97% leased at an
                                    average annual lease rate of $14.32 per
                                    square foot. Lease rental rates range from
                                    $9.00 to $18.00 per square foot.

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

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate his, her or its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interests is subject to certain limitations. For a description of such limitations, see Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394), which provision is attached hereto as Exhibit 99b.

     At December 31, 2001, there were 2,088 record holders, owning an aggregate of 314,687 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended November 30, 1986, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the years ended December 31, 1997 through December 31, 2001. Of the $7.14 per Limited Partnership Interest distributed during 2001, $5.27 represents a distribution of net proceeds from sales, and $1.87 represents a distribution from operations. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis while it markets its remaining property for sale.

ITEM 6. SELECTED FINANCIAL DATA.

                                                            Year Ended December 31,
                                 ------------------------------------------------------------------------
                                     2001           2000           1999           1998           1997
                                 ------------   ------------   ------------   ------------   ------------

Income                           $    563,427   $ 10,930,517   $  3,237,453   $  3,124,604   $  2,927,389
Net Earnings                          279,625      9,149,997      1,403,780      1,290,459      1,108,782
Basic earnings per
  Limited Partnership
  Interest*                               .80          27.52           4.32           3.97           3.40
Distributions per
  Limited Partnership
  Interest*                              7.14          48.68           6.00           6.00           5.94
Total Assets at
  Year End                       $  9,418,692   $ 11,765,930   $ 18,270,529   $ 18,748,341   $ 19,396,894

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

     During the second quarter of 2001, two potential buyers entered into non-binding letters of intent to purchase Tower Place and one of these resulted in a signed contract. While the General Partners believed that these offers represented acceptable sales prices, the prospective purchasers decided to pursue other opportunities, and neither of the transactions closed. Management implemented a new marketing plan which included new marketing materials and targeted new prospective purchasers. Management did not receive any new offers until after the September 11th terrorist attacks on the United States. Between September 11 and September 25, 2001, the General Partners received five offers to purchase the shopping center. All of these offers were for significantly lower prices than the previous offers, and were for prices substantially lower than any prior year appraisals obtained from independent appraisal firms. Although it is impossible to predict future events, management believed that the terrorist attacks, coupled with an already softening economy, created uncertainty in the marketplace that adversely impacted the current real estate investment market. Management believes that these five offers, all received after September 11, reflect the desire of certain speculators to capitalize on the uncertainty in the market and to purchase real estate at below market prices. Therefore, management rejected the five offers and continued to aggressively market the property with the goal of achieving a fair price reflecting the property's tenant base and the location of the shopping center within the Charlotte metropolitan area.

     During the fourth quarter of 2001, an offer to purchase Tower Place was received at a price the General Partners deemed acceptable, and on October 31, 2001, the Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement was negotiated and executed, effective January 2, 2002. A number of contingencies must be satisfied before the property is sold. There can be no assurance that Tower Place will be sold at all or under the terms contained in this purchase agreement.

     If the Partnership is successful in selling its interest in Tower Place Joint Venture, the Partnership will be liquidated and dissolved as soon as practicable. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     As of December 31, 2001, the Partnership had cash and cash equivalents of $8,052,680, which included $8,019,774 invested in money market instruments. Such amounts represent cash generated from operations, sales of properties held for sale, and working capital reserves. The decrease in cash and cash equivalents from December 31, 2000 to December 31, 2001 is primarily due to the distribution of net proceeds from the sales of properties held for sale.

     As of December 31, 2001, the Partnership's only significant asset, other than cash, is its 15% interest in Tower Place Joint Venture, accounted for on the equity method.

     During the year ended December 31, 2001, the Partnership made Cash Distributions from Operations totaling $654,628 and Cash Distributions from Sales or Refinancings totaling $1,675,152. Subsequent to December 31, 2001, the Partnership made a Cash Distribution from Operations of $48,166 which related to the three months ended December 31, 2001. The funds distributed were derived from the net cash flow generated from operations of the Partnership's interest in Tower Place Joint Venture and from interest earned, net of administrative expenses, on funds invested in short term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's interest in Tower Place Joint Venture (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short term money market instruments and ultimately through the sale of the Partnership's interest in Tower Place Joint Venture.

Results of Operations

     Rental income decreased $2,888,875 (99%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000, because the Partnership sold its three properties during the year ended December 31, 2000. The small amount of rental income collected during the year ended December 31, 2001 related to percentage rent received from two tenants attributable to the period during 2000 prior to the property sales. Rental income decreased $105,668 (3%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 2001, 2000 and 1999, respectively, for each of the Partnership's former properties.

                                                       For the years ended
                                                           December 31,
                                            -------------------------------------------
                                                2001           2000            1999
                                            ------------   ------------    ------------
Paddock Place Shopping Center
     Rental income                          $     26,436   $  1,141,900    $  1,183,885
     Bad debt expense                                 -0-            -0-          5,476
     Average occupancy                                --             96%             91%

Germantown Collection Shopping Center
     Rental income                          $      5,548   $  1,135,686    $  1,130,922
     Bad debt expense                                 -0-            -0-             -0-
     Average occupancy                                --            100%            100%

1202 Industrial Place
     Rental income                          $         -0-  $    643,273    $    711,720
     Bad debt expense                                 -0-            -0-             -0-
     Average occupancy                                --            100%            100%

     Rental income at Paddock Place in Nashville, Tennessee received during the year ended December 31, 2001 was percentage rent received from J. Alexander's Restaurant. Rental income at Paddock Place decreased $41,985 (4%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the Partnership's ownership of Paddock Place during 2000, rental income increased, primarily because of higher occupancy. The property was sold on November 15, 2000 thereby reducing the overall income received versus the year ended December 31, 1999.

     Rental income at Germantown in Germantown (Memphis), Tennessee was percentage rent received from Chili's Restaurant. Rental income at Germantown increased $4,764, (less than 1%), for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the Partnership's ownership of Germantown during 2000, rental income increased, primarily due to higher rental rates and increases in tenant reimbursements for real estate taxes. The property was sold on December 13, 2000, and, despite being owned by the Partnership for only 11 1/2 months during 2000, still generated higher rental income than for all of the year ended December 31, 1999.

     There was no rental income from 1202 Industrial Place in Grand Prairie (Dallas), Texas for the year ended December 31, 2001 since the property was sold during the year ended December 31, 2000. Rental income at 1202 Industrial Place decreased $68,447 (10%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the Partnership's ownership of 1202 Industrial Place during 2000, rental income decreased primarily due to a decrease in tenant reimbursements for common area maintenance costs and insurance costs. The property was sold on December 1, 2000, resulting in the overall decrease in rental income received versus the year ended December 31, 1999.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place increased $430,988 (36%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to higher occupancy. Rental income at Tower Place in Pineville (Charlotte), N.C. decreased $603,472 (33%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs. General Cinema, which occupied 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease, which resulted in a gain of $898,562. Pursuant to a new lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally Total Fitness facility was constructed on the site previously occupied by the theater. Bally began paying rent in April 2001, and opened for business on April 27, 2001. In addition to the Bally Total Fitness facility, approximately 6,500 square feet of new retail space was constructed on the site previously occupied by the theater. Tower Place's total operating expenses increased $23,062 (7%) in 2001 compared to 2000, with higher amortization of deferred leasing costs, property management fees and repair and maintenance costs partially offset by lower utilities, legal costs and leasing and promotion costs. Tower Place's total operating expenses decreased $56,280 (12%) in 2000 compared to 1999, with decreases in repair and maintenance costs, landscaping costs, property management fees and amortization of deferred leasing costs partially offset by higher legal expenses and leasing and promotion costs. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 2001, 2000 and 1999:

                                                     For the years ended
                                                          December 31,
                                         --------------------------------------------
                                                 2001            2000            1999
                                         ------------    ------------    ------------
Tower Place Shopping Center
     Rental income                       $  1,631,105    $  1,200,117    $  1,803,589
     Gain on termination of lease                  -0-        898,562              -0-
     Bad debt expense                              -0-          6,587           8,799
     Average occupancy                             94%             78%             95%

     The Partnership's share of income from the joint venture decreased $78,013 (29%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000 for the reasons stated above. The Partnership's share of income, excluding the gain on termination of lease, increased $56,771 for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The Partnership's share of income from the joint venture increased $129,278 (94%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 for the reasons stated above.

     Tower Place averaged 94% occupancy for the year ended December 31, 2001, a 16% increase over the previous year. Two new leases totaling 2,170 square feet were signed and the tenants took occupancy during the first quarter. Bally Total Fitness, who occupies 25,637 square feet, opened for business on April 27, 2001. In May 2001, a tenant who occupied 2,100 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who took occupancy in August. A tenant who signed a lease for 1,512 square feet took occupancy in June. A restaurant which occupied 2,310 square feet vacated its premises during the second quarter, but the space was leased to a new operator who re-opened in July. In conjunction with the construction of the Bally space, an additional 6,470 square feet was built and became available for lease in May. In July, 2,974 square feet of this new space was combined with 2,660 square feet of existing vacant space and leased to a new tenant who took occupancy in October. During the year, three tenants totaling 6,661 square feet renewed their leases for three years. During the third quarter, asphalt repairs were completed and the parking lot was re-striped. Also, the pylon sign at the entrance to the shopping center was refurbished. At December 31, 2001, Tower Place was 97% leased.

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

     Property operating expenses consisted primarily of utility costs, repair and maintenance costs, leasing and promotion costs, real estate taxes, insurance and property management fees. Total property operating expenses decreased substantially for the year ended December 31, 2001 as compared to the year ended December 31, 2000, because the Partnership's directly owned properties were sold during the year ended December 31, 2000. The small amount of expenses reported during the year ended December 31, 2001, related to utility charges and service contract costs received after the close of the prior year end. Total property operating expenses decreased $33,888 (4%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to the sale during the fourth quarter of 2000 of the three properties owned directly by the Partnership. During the Partnership's ownership of Paddock Place during 2000, property operating expenses increased, with increases in repair and maintenance costs and security service costs being offset by lower utilities and legal expenses. Paddock Place was sold on November 15, 2000. During the Partnership's ownership of Germantown during 2000, property operating expenses decreased primarily due to lower repair and maintenance costs. Germantown was sold on December 13, 2000. During the Partnership's ownership of 1202 Industrial Place during 2000, property operating expenses decreased, with lower repair and maintenance costs partially offset by higher real estate taxes. 1202 Industrial Place was sold on December 1, 2000.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, after reimbursements of shared direct operating costs by Murray Income Properties I, Ltd. ("MIP I"). The Partnership and MIP I entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the on-site property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned was Tower Place Festival, which is owned in a joint venture (Tower Place Joint Venture) owned 15% by the Partnership and 85% by MIP I. Therefore, the General Partners of the Partnership and MIP I decided to re-evaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP I changed the cost sharing arrangement for common expenses as follows. The cost of the asset manager will be shared 15% by the Partnership and 85% by MIP I, effective May 1, 2001, since the only property owned by either partnership was Tower Place Festival. All other shared costs will be shared in the ratio of 33% by the Partnership and 67% by MIP I, effective July 1, 2001. There will be no change in the partnerships' sharing of any severance benefits paid (53% by the Partnership and 47% by MIP I), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed to the Partnership by MIP I for the years ended December 31, 2001, 2000 and 1999 totaled $285,638, $215,613 and
$198,276, respectively.

     General and administrative expenses decreased $345,321 (55%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily due to the decrease in the percentage of shared costs described above, along with decreases in accrued severance benefits, travel costs, office rent and telephone costs partially offset by increases in accounting and legal fees.

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

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

     The effect of inflation on results of operations for the years ended December 31, 2001, 2000 and 1999 was not significant.

     Words or phrases when used in the Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Financial Statements. Consistent with our disclosure policies we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment:

     Revenue Recognition - Equity in the earnings of the Tower Place Joint Venture ("TPJV") is the primary source of income for the Partnership. This income is derived from the Partnership's 15% interest in TPJV. As such, certain accounting policies that significantly impact the results of TPJV are deemed critical to the earnings of the Partnership. This includes the recognition of rental income and the potential recognition of impairment in the carrying value of TPJV's property.

     The rental income of TPJV based on leases with scheduled rent increases is recognized using the straight-line method over the term of the lease. The carrying value of the property owned by TPJV is accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of which has been superceded by SFAS 144 effective January 1, 2002 (see above). SFAS 121 makes a distinction between real estate that is held for use and real estate that is held for sale. At December 31, 2001, the property owned by TPJV is held for sale. Accordingly, this investment is carried at the lower of the carrying value or fair value of the property. Depreciation and amortization has been suspended on the property since March 10, 2000, which is the date the property's classification was changed to held for sale. Management is required to make subjective assessments as to whether there is impairment in the value of the property. These assessments potentially have a direct impact on net earnings as any impairment results in taking an immediate loss as of the date the impairment occurs. Such a loss would reduce the amount of income recorded as equity earnings of joint venture.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:

                                                                           Page
                                                                          Number
                                                                          ------

Independent Auditors' Report                                                  11

Balance Sheets - December 31, 2001 and 2000                                   12

Statements of Earnings - Years ended December 31, 2001, 2000, and 1999        13

Statements of Changes in Partners' Equity -Years ended
     December 31, 2001, 2000, and 1999                                        14

Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999      15

Notes to Financial Statements                                              16-22

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

We have audited the accompanying balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties II, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                              KPMG LLP


Dallas, Texas
February 27, 2002

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                                            2001            2000
                                                        ------------    ------------

ASSETS

Investment in joint venture,
     at equity (note 4)                                 $  1,365,351    $  1,362,094
Cash and cash equivalents                                  8,052,680      10,290,961
Accounts receivable                                               -0-         78,663
Other assets, at cost                                            661          34,212
                                                        ------------    ------------
                                                        $  9,418,692    $ 11,765,930
                                                        ============    ============
LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                        $      5,648    $     19,385
State excise tax payable
   and other liabilities                                     239,000         522,346
                                                        ------------    ------------
              Total liabilities                              244,648         541,731
                                                        ------------    ------------
Partners' equity:
     General Partners:
       Capital contributions                                   1,000           1,000
       Cumulative net earnings                             1,207,148       1,179,186
       Cumulative cash distributions                      (1,173,900)     (1,091,686)
                                                        ------------    ------------
                                                              34,248          88,500
                                                        ------------    ------------
Limited Partners (314,687 Interests) (note 2):
     Capital contributions, net of offering costs         27,029,395      27,029,395
     Cumulative net earnings                              23,414,729      23,163,066
     Cumulative cash distributions                       (41,304,328)    (39,056,762)
                                                        ------------    ------------
                                                           9,139,796      11,135,699
                                                        ------------    ------------
              Total partners' equity                       9,174,044      11,224,199
                                                        ------------    ------------
                                                        $  9,418,692    $ 11,765,930
                                                        ============    ============

See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

                                                                Years Ended
                                                               December 31,
                                                ------------------------------------------
                                                    2001           2000           1999
                                                ------------   ------------   ------------
INCOME:
     Rental (note 3)                            $     31,984   $  2,920,859   $  3,026,527
     Interest                                        342,186        169,119         72,934
     Equity in earnings of joint
       venture (note 4)                              189,257        267,270        137,992
     Gain on sales of properties (note 3)                -0-      7,573,269            -0-
                                                ------------   ------------   ------------
                                                     563,427     10,930,517      3,237,453
                                                ------------   ------------   ------------

EXPENSES:
     Depreciation                                        -0-        125,265        721,179
     Property operating (note 5)                       1,936        756,715        790,603
     General and administrative (note 8)             281,866        627,187        316,415
     Bad debts                                           -0-         ___-0-          5,476
                                                ------------   ------------   ------------
                                                     283,802      1,509,167      1,833,673
                                                ------------   ------------   ------------
       Earnings before state excise taxes            279,625      9,421,350      1,403,780

     State excise taxes (note 1)                         -0-        271,353            -0-
                                                ------------   ------------   ------------
     Net earnings                               $    279,625   $  9,149,997   $  1,403,780
                                                ============   ============   ============

Net earnings allocated to Limited Partners           251,663      8,660,052      1,359,874
                                                ============   ============   ============

Basic earnings per limited partnership
     interest                                   $        .80   $      27.52   $       4.32
                                                ============   ============   ============


See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                       General         Limited
                                                       Partners        Partners          Total
                                                     ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1999:

     Balance at December 31, 1998                    $        622    $ 18,322,856    $ 18,323,478
     Net earnings                                          43,906       1,359,874       1,403,780
     Cash distributions ($6.00 per limited
       partnership interest)                              (38,533)     (1,888,120)     (1,926,653)
                                                     ------------    ------------    ------------
     Balance at December 31, 1999                    $      5,995    $ 17,794,610    $ 17,800,605
                                                     ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 2000:

     Net earnings                                         489,945       8,660,052       9,149,997
     Cash distributions ($48.68 per limited
       partnership interest including $40.73
       in distributions of net sales proceeds)           (407,440)    (15,318,963)    (15,726,403)
                                                     ------------    ------------    ------------
     Balance at December 31, 2000                    $     88,500    $ 11,135,699    $ 11,224,199
                                                     ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 2001:

     Net earnings                                          27,962         251,663         279,625
     Cash distributions ($7.14 per limited
       partnership interest including $5.27
       in distributions of net sales proceeds)            (82,214)     (2,247,566)     (2,329,780)
                                                     ------------    ------------    ------------
     Balance at December 31, 2001                    $     34,248    $  9,139,796    $  9,174,044
                                                     ============    ============    ============



See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                             Years ended
                                                                             December 31,
                                                             -------------------------------------------
                                                                  2001            2000            1999
                                                             ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                              $    279,625    $  9,149,997    $  1,403,780
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Bad debts, net                                                  -0-             -0-          5,476
       Depreciation                                                     0-        125,265         721,179
       Equity in earnings of joint venture                       (189,257)       (267,270)       (137,992)
       Amortization of other assets                                    -0-         69,061          77,308
       Amortization of deferred income                                 -0-        (12,996)         (6,498)
       Gain on sales of properties held for sale                       -0-     (7,573,269)             -0-
       Change in assets and liabilities:
         Accounts receivable                                       78,663         436,683         (67,152)
         Other assets                                              33,551          80,875        (152,457)
         Accounts payable                                         (13,737)            381            (289)
         Accrued property taxes, security deposits
           state excise taxes, other liabilities and
           deferred income                                       (283,346)         84,422          51,848
                                                             ------------    ------------    ------------
              Net cash provided by (used in)
                operating activities                              (94,501)      2,093,149       1,895,203
                                                             ------------    ------------    ------------

Cash flows from investing activities:
   Net proceeds from sales of properties                               -0-     22,310,098              -0-
   Additions to properties held for sale                               -0-        (33,523)        (28,583)
   Purchases of certificates of deposit                                -0-       (198,000)       (993,972)
   Proceeds from redemptions of certificates of deposit                -0-        793,986         994,986
   Distributions from joint venture                               186,000         441,750         221,700
   Capital contribution to joint venture                               -0-       (298,772)             -0-
                                                             ------------    ------------    ------------
              Net cash provided by investing activities           186,000      23,015,539         194,131
                                                             ------------    ------------    ------------

Cash flows from financing activities - cash
 distributions                                                 (2,329,780)    (15,726,403)     (1,926,653)
                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents           (2,238,281)      9,382,285         162,681
Cash and cash equivalents at beginning of year                 10,290,961         908,676         745,995
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year                     $  8,052,680    $ 10,290,961    $    908,676
                                                             ============    ============    ============

Cash paid for state excise and franchise taxes               $    256,682    $     30,000    $         -0-
                                                             ============    ============    ============

See accompanying notes to financial statements.

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, including its interest in Tower Place Joint Venture, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold three properties, and continues to own its interest in Tower Place Joint Venture until it is sold. If the Partnership is successful in selling its interest in Tower Place Joint Venture, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

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

     No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes. The Partnership owned, operated and sold during 2000 two shopping centers (Germantown and Paddock Place) located in the state of Tennessee. In 1999, Tennessee passed the "Tax Revision and Reform Act of 1999" that imposes state taxes on limited partnerships doing business within the state. This law was applicable to the Partnership effective January 1, 2000. For the year ended December 31, 2000, the Partnership recorded state excise tax to the State of Tennessee in the amount of $271,353 and state franchise tax to the State of Tennessee in the amount of $15,329. In the accompanying balance sheet at December 31, 2000, other liabilities include $256,682 in state excise/franchise tax payable to the State of Tennessee. Because both

                                                                       Continued

                        MURRAY INCOME PROPERTIES II LTD.
                             (A LIMITED PARTNERSHIP)

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

     The following schedule reflects the effect of the special allocation of income, expenses, depreciation and gain on sales of properties among the limited partners. There are 178,091 units designated as taxable units and 136,596 units designated as nontaxable units, as such terms are defined in the Partnership Agreement. The designation was made at the time of the original issuance of the limited partner units.

                                                    Taxable Limited  Nontaxable Limited   Total Limited
                                                     Partner Units      Partner Units     Partner Units
                                                    ---------------  ------------------  --------------

LIMITED PARTNERS' EQUITY:

YEAR ENDED DECEMBER 31, 1999:

     Balance at December 31, 1998                    $    6,327,541    $   11,995,315    $   18,322,856
     Net earnings                                           426,021           933,853         1,359,874
Cash distributions ($6.00 per limited
       partnership interest)                             (1,068,545)         (819,575)       (1,888,120)
                                                     --------------    --------------    --------------
     Balance at December 31, 1999                    $    5,685,017    $   12,109,593    $   17,794,610
                                                     ==============    ==============    ==============
     Earnings per Limited Partnership Unit           $         2.39    $         6.84    $         4.32
                                                     ==============    ==============    ==============

YEAR ENDED DECEMBER 31, 2000:

     Net earnings                                    $    7,991,044    $      669,008    $    8,660,052
     Cash distributions ($48.68 per limited
       partnership interest including $40.73
       in distributions of net sales proceeds)           (8,669,470)       (6,649,493)      (15,318,963)
                                                     --------------    --------------    --------------
     Balance at December 31, 2000                    $    5,006,591    $    6,129,108    $   11,135,699
                                                     ==============    ==============    ==============
     Earnings per Limited Partnership Unit           $        44.87    $         4.90    $        27.52
                                                     ==============    ==============    ==============

YEAR ENDED DECEMBER 31, 2001:

     Net earnings (loss)                             $      142,424    $      109,239    $      251,663
     Cash distributions ($7.14 per limited
       partnership interest including
       $5.27 in distributions of net
       sales proceeds)                                   (1,271,966)         (975,600)       (2,247,566)
                                                     --------------    --------------    --------------
     Balance at December 31, 2001                    $    3,877,049    $    5,262,747    $    9,139,796
                                                     ==============    ==============    ==============
     Earnings per Limited Partnership Unit           $          .80    $          .80    $          .80
                                                     ==============    ==============    ==============

                                                                       Continued

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 2001 and 2000. For cash and cash equivalents, accounts receivable and accounts payable the carrying amounts approximated fair value because of the short maturity of these instruments.

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

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defined each of its shopping centers and its warehouse as operating segments; however, management determined that all of its properties had similar economic characteristics and also met the other criteria which permitted the properties to be aggregated into one reportable segment. Management of the Partnership has made decisions about resource allocation and performance assessment based on the same financial information presented throughout these financial statements.

     Rental income includes $564,502 and $572,487 in 2000 and 1999, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

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


                                                                       Continued

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


      Summarized financial information for the joint venture is as follows:


                                                                 December 31,
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------

Total assets, principally property held for sale         $  9,314,484   $  9,329,594
                                                         ============   ============

Total liabilities                                             212,145        248,968
Venturers' capital                                          9,102,339      9,080,626
                                                         ------------   ------------
                                                         $  9,314,484   $  9,329,594
                                                         ============   ============

                                           Years ended
                                           December 31,
                            ------------------------------------------
                                2001           2000           1999
                            ------------   ------------   ------------

Income                      $  1,662,524   $  2,232,932   $  1,826,369
Expenses                         400,812        451,134        906,422
                            ------------   ------------   ------------
    Net earnings            $  1,261,712   $  1,781,798   $    919,947
                            ============   ============   ============

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

5. TRANSACTIONS WITH AFFILIATES

     Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $17,024 and $18,792 during the years ended December 31, 2000 and 1999, respectively. Also see note 8.






                                                                       Continued

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

6. RECONCILIATION OF FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                               Years Ended
                                                                               December 31,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------

Net earnings - financial statement basis                       $    279,625    $  9,149,997    $  1,403,780
                                                               ------------    ------------    ------------
   Financial statement basis depreciation/amortization
    over (under) tax basis depreciation/amortization                 (2,622)       (395,978)        115,172
   Financial statement basis joint venture earnings
    under (over) tax basis joint venture earnings                   (60,953)        150,880          16,370
   Tax basis rental income over (under)
    financial statement basis rental income                              63        (111,862)        (71,300)
   Financial statement basis general and administrative
    expenses over (under) tax basis general and
    administrative expenses                                         (26,000)        265,000             -0-
   Financial statement basis gain on sale of property
    over tax basis gain on sale of properties                           -0-        (869,495)            -0-
                                                               ------------    ------------    ------------
   Sub-total                                                        (89,512)       (961,455)         60,242
                                                               ------------    ------------    ------------
   Net earnings - Federal income tax basis                     $    190,113    $  8,188,542    $  1,464,022
                                                               ============    ============    ============

     Reconciliation of financial statement partners' equity to Federal income tax basis partners' equity is as follows:


                                                                          Years Ended
                                                                          December 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------

Total partners' equity - financial statement basis        $  9,174,044    $ 11,224,199    $ 17,800,605
Current year tax basis net earnings over (under)
  financial statement basis net earnings                       (89,512)       (961,455)         60,242
Cumulative prior years tax basis net earnings
  over financial statement basis net earnings                  474,059       1,435,514       1,375,272
                                                          ------------    ------------    ------------
Total partners' equity - Federal income tax basis         $  9,558,591    $ 11,698,258    $ 19,236,119
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





                                                                       Continued

                        MURRAY INCOME PROPERTIES II, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

7. SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)

                                                                             Quarter Ended
                                                      ---------------------------------------------------------
                                                          First         Second         Third          Fourth
                                                      ------------   ------------   ------------   ------------

Year Ended December 31, 2001:
Income                                                $    194,963   $    138,820   $    126,543   $    103,101
Net earnings                                                96,525         51,899         77,958         53,244
Basic earnings per limited partnership interest       $       0.28   $       0.16   $       0.22   $       0.14


Year Ended December 31, 2000:
Income                                                $  1,003,323   $    824,171   $    859,179   $  8,243,844
Net earnings                                               572,813        497,924        562,325      7,516,935
Basic earnings per limited partnership interest       $       1.78   $       1.55   $       1.75   $      22.44


8. GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, after reimbursements of shared direct operating costs by Murray Income Properties I, Ltd. ("MIP I"). The Partnership and MIP I entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the on-site property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned was Tower Place Festival, which is owned in a joint venture (Tower Place Joint Venture) owned 15% by the Partnership and 85% by MIP I. Therefore, the General Partners of the Partnership and MIP I decided to re-evaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP I changed the cost sharing arrangement for common expenses as follows. The cost of the asset manager will be shared 15% by the Partnership and 85% by MIP I, effective May 1, 2001, since the only property owned by either partnership was Tower Place Festival. All other shared costs will be shared in the ratio of 33% by the Partnership and 67% by MIP I, effective July 1, 2001. There will be no change in the partnerships' sharing of any severance benefits paid (53% by the Partnership and 47% by MIP I), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed to the Partnership by MIP I for the years ended December 31, 2001, 2000 and 1999 totaled $285,638, $215,613 and
$198,276, respectively.

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

Crozier Partners IX, Ltd., General Partner

     Jack E. Crozier, 73, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets

Murray Realty Investors IX, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors IX, Inc.
are:

     Mitchell L. Armstrong, 51, President and Director. Mr. Armstrong became President of Murray Realty Investors IX, Inc. on November 15, 1989. From September 1984 to November 15, 1989, he was Senior Vice President - Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 46, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and a Mississippi broker's license.

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to an amendment to the Partnership Agreement effective November 15, 1989, the Partnership is reimbursed by MIP I for a portion of executive compensation incurred in the management of the two partnerships. MIP I is a real estate limited partnership, the general partners of which are affiliates of the General Partners. The Partnership and MIP I entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the onsite property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned is Tower Place Festival, which is owned in a joint venture (Tower Place Joint Venture) owned 15% by the Partnership and 85% by MIP I. Therefore, the General Partners of the Partnership and MIP I decided to reevaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP I changed the sharing arrangement for common expenses as follows. The cost of the asset manager (W. Brent Buck) will be shared 15% by the Partnership and 85% by MIP I, effective May 1, 2001, since the only property owned by either partnership is Tower Place Festival. All other shared costs, including Mitchell L. Armstrong's compensation, will be shared in the ratio of 33% by the Partnership and 67% by MIP I, effective July 1, 2001. There will be no change in the partnership's sharing of any severance benefits paid (53% by the Partnership and 47% by MIP I), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships.

     The following table presents the Partnership's share of executive compensation.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                             -------------------------------------
                                                                      All Other
Name and Principal Position                    Year      Salary    Compensation(1)
---------------------------                  --------   --------   ---------------

Mitchell L. Armstrong,                         2001     $ 58,316       $ 2,279
     President*                                2000       69,515         2,930
                                               1999       67,687         2,874

W. Brent Buck,                                 2001     $ 27,941       $ 1,500
     Executive Vice President*                 2000       51,766         1,844
                                               1999       50,405         1,773

* Offices held in Murray Realty Investors IX, Inc., the Corporate General
  Partner.

(1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

     (a) Matching contributions by the Partnership under its SIMPLE-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 2001, the Partnership's matching contributions were $1,766 for Mr. Armstrong and $1,310 for Mr. Buck.

     (b)  Full premium cost of term insurance that will benefit the executive.

     The Partnership and Murray Income Properties I, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for fifty-three (53%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen (14). As of December 31, 2001, the Partnership has accrued $239,000 related to benefits to be paid to all employees once their services are no longer required, which includes amounts estimated to be paid to Mr. Armstrong and Mr. Buck.

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

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated February 20, 1986 filed as a part of Amendment No. 1 to Registrant's Form S-11 Registration Statement (File No. 33-2394), which section is attached hereto as
Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 2001.

     The following table presents certain information regarding the number of Interests owned, directly or indirectly, by (i) a general partner of a General Partner and executive officers and directors of a General Partner and (ii) a general partner of a General Partner and executive officers and directors of a General Partner as a group as of December 31, 2001:

                                                          Amount and Nature
                                                             Of Beneficial        Percent
          Title of Class            Beneficial Owner     Beneficial Ownership    of Class
------------------------------      ----------------     --------------------    --------

Limited Partnership Interests,   Mitchell L. Armstrong           377(1)            .12%
$100 per Interest                W. Brent Buck                   251(2)            .08%
                                 Jack E. Crozier                 736(3)            .23%

Limited Partnership Interest,    All General Partners
$100 per Interest                as a group                    1,057               .34%

(1) The total of 377 Interests listed above includes 126 Interests owned beneficially and of record by Fidelity Management Trust Co., Custodian for the benefit of Mitchell L. Armstrong IRA; 195 Interests owned by Murray Realty Investors IX, Inc., a corporation in which Mr. Armstrong is an officer, director, and substantial owner; and 56 Interests owned by Crozier Partners IX, Ltd., a partnership in which Mr. Armstrong is a limited partner.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 2001 the Partnership was reimbursed by MIP I for a portion of the costs associated with the management of the Partnership and MIP I. MIP I is a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners of the Partnership. The reimbursement has been accounted for as a reduction of general and administrative expenses. Amounts reimbursed total $285,638, $215,613 and $198,276 for the years ended December 31, 2001, 2000 and
1999, respectively. Murray Realty Investors IX, Inc. ("MRI IX"), the Corporate General Partner, entered into a property management agreement with the Partnership for the management of 1202 Industrial Place, effective January 1, 1996. Pursuant to this agreement, MRI IX earned property management fees in the amount of $17,024 and $18,792 during the years ended December 31, 2000 and 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements - See Index to Financial Statements in Item
8 of this Form 10-K

          2.   Financial Statement Schedules with Independent Auditors' Report
               Thereon:

               (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 2001, 2000, and 1999.

               (ii) Real Estate and Accumulated Depreciation (Schedule III) -
                    December 31, 2001.

     All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     (b)  Reports on Form 8-K filed during the last quarter of the year:

          None.

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

     10e Management Agreement with Murray Realty Investors IX, Inc. for management and operation services described in the Management Agreement dated January 1, 1996 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 13, 1996. (File No. 0-17183)

     10f Marketing Agreement with Murray Realty Investors IX, Inc. for leasing services described in the Marketing Agreement dated August 4, 1998 at 1202 Industrial Place. Reference is made to Exhibit 10a to the Form 10-Q for the Quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998. (File No. 0-17183)

     10g Data Processing System Use Agreement between Murray Income Properties II, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1998. Reference is made to Exhibit 10h to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-17183)

     10h Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated January 2, 2002 at Tower Place Festival Shopping Center. Filed herewith.

     10i Management Agreement with Trammell Crow SE, Inc. for management and operation services described in the Management Agreement dated August 8, 1990 (as extended pursuant to the Modification to Management Agreement dated December 15, 1999) at Germantown Collection Shopping Center. Reference is made to Exhibit 10i to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

     10j Management Agreement with Brookside Commercial Services for management and operation services described in the Management Agreement dated March 1, 1991 (as extended pursuant to the Extension of Property Management Agreement dated December 15, 1999 at Paddock Place Shopping Center. Reference is made to Exhibit 10j to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-17183)

     10k Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

     10l Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

     10m Purchase and Sale Agreement dated effective as of August 14, 2000 by and between the Partnership and Grace Development, Inc. Reference is made to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2000. (File No. 0-14105)

     10n Amendment to Purchase and Sale Agreement dated effective as of September 19, 2000 by and between the Partnership and Grace Development, Inc. Reference is made to exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2000. (File No. 0-14105)

     10o Purchase and Sale Agreement dated effective as of September 25, 2000 by and between the Partnership and Iron Mountain records Management, Inc. Reference is made to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10p Amendment to Purchase and Sale Agreement dated effective as of October 25, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10q Second Amendment to Purchase and Sale Agreement dated effective as of November 2, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10r Third Amendment to Purchase and Sale Agreement dated effective as of November 10, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10s Fourth Amendment to Purchase and Sale Agreement dated effective as of November 17, 2000 by and between the Partnership and Iron Mountain Records Management, Inc. Reference is made to exhibit 10.5 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10t Purchase and Sale Agreement dated effective October 29, 2000 by and between the Partnership and Phillip H. McNeill, Sr. Reference is made to exhibit 10.6 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10u First Amendment to Purchase and Sale Agreement dated effective as of November 28, 2000 by and between the Partnership and Phillip H. McNeill, Sr. Reference is made to exhibit 10.7 to Form 8-K filed with the Securities and Exchange Commission on December 15, 2000. (File No. 0-14105)

     10v Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

     10w First Amendment to Purchase and Sale Contract dated effective as of February 1, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

     10x Second Amendment to Purchase and Sale Contract dated effective as of February 14, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

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

     (d)  Financial Statement Schedules with Independent Auditors' Report
          Thereon:

          (i) Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 2001, 2000, and 1999.

          (ii) Real Estate and Accumulated Depreciation (Schedule III) - December 31, 2001.

     All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties II, Ltd.:

Under date of February 27, 2002, we reported on the balance sheets of Murray Income Properties II, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership`s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                          KPMG LLP


Dallas, Texas
February 27, 2002

                                                                     Schedule II

                        MURRAY INCOME PROPERTIES II LTD.
                             (A LIMITED PARTNERSHIP)

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                        Balance at     Charged to                    Balance at
                                         beginning     costs and                       end of
           Description                   of period      expenses      Deductions       period
           -----------                 ------------   ------------   ------------   ------------

Allowance for doubtful accounts:
     Year ended December 31, 1999              $-0-          5,476             -0          5,476
                                       ============   ============   ============   ============

     Year ended December 31, 2000      $      5,476            -0-          5,476            -0-
                                       ============   ============   ============   ============

     Year ended December 31, 2001              $-0-            -0-            -0-            -0-
                                       ============   ============   ============   ============

Deductions are primarily for writeoffs of accounts receivable deemed uncollectible by management.

                 MURRAY INCOME PROPERTIES II, LTD. Schedule III
                             (a limited partnership)

                    Real Estate and Accumulated Depreciation


                                December 31, 2001

                                                                            Costs
                                                                         Capitalized               Gross Amount
                                                  Initial Cost          Subsequent to           at which carried at
                                                to Partnership(A)        Acquisition            Close of Period (D)
                                          ---------------------------   -------------  ------------------------------------------
                                                        Buildings and                                Buildings and
      Description          Encumbrances       Land       Improvements   Improvements       Land       Improvements       Total
------------------------   ------------   ------------  -------------   ------------   ------------  -------------   ------------

Shopping Center
  Nashville, Tennessee     $          0   $  3,153,285   $  6,615,549   $    676,959   $          0   $          0   $          0
Shopping Center
  Germantown (Memphis)
  Tennessee                $          0   $  1,751,518   $  6,395,078   $  1,179,313   $          0   $          0   $          0
Office Warehouse
  Grand Prairie
  Texas                    $          0   $    884,488   $  2,895,376   $    112,982   $          0   $          0   $          0
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
                           $          0   $  5,789,291   $ 15,906,003   $  1,969,254   $          0   $          0   $          0
                           ============   ============   ============   ============   ============   ============   ============




                                                                     Life on which
                                                                    Depreciation in
                                                          Fiscal   Latest Statement
                           Accumulated      Year of        Year       of Earnings
      Description          Depreciation   Construction   Acquired     is Computed
------------------------   ------------   ------------   --------  ----------------

Shopping Center
  Nashville, Tennessee     $          0        1985/86       1986     3-25 YEARS
Shopping Center
  Germantown (Memphis)
  Tennessee                $          0           1987       1988     3-25 YEARS
Office Warehouse
  Grand Prairie
  Texas                    $          0           1980       1988     3-25 YEARS
                           ------------
                           $          0
                           ============

Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B)  Reconciliation of real estate owned for 2001, 2000 and 1999:

                                          2001           2000            1999
                                      ------------   ------------    ------------
Balance at beginning of period        $          0   $ 23,631,025    $ 23,602,442
Additions during period               $          0   $     33,523    $     28,583
Retirements during period             $          0   $(23,664,548)   $          0
                                      ------------   ------------    ------------
Balance at close of period            $          0   $          0    $ 23,631,025
                                      ============   ============    ============

(C)  Reconciliation of accumulated depreciation for 2001, 2000 and 1999:

                                          2001           2000            1999
                                      ------------   ------------    ------------
Balance at beginning of period        $          0   $  9,152,398    $  8,431,219
Depreciation expense                  $          0   $    125,265    $    721,179
Retirements during period             $          0   $ (9,277,663)   $          0
                                      ------------   ------------    ------------
Balance at close of period            $          0   $          0    $  9,152,398
                                      ============   ============    ============

(D) The aggregate cost of real estate at December 31, 2001 for Federal income tax purposes is $-0-.

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

                                    MURRAY INCOME PROPERTIES II, LTD.

                                    By: Crozier Partners IX, Ltd.
                                        a General Partner

Dated: March 22, 2002               By: /s/ Jack E. Crozier
                                        --------------------------------------
                                        Jack E. Crozier
                                        a General Partner

                                    By: Murray Realty Investors IX, Inc.
                                        a General Partner

Dated: March 22, 2002               By: /s/ Mitchell Armstrong
                                        --------------------------------------
                                        Mitchell Armstrong
                                        President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Murray Realty Investors IX, Inc.
                                    a General Partner

Dated: March 22, 2002               By: /s/ Brent Buck
                                        --------------------------------------
                                        Brent Buck
                                        Executive Vice President
                                        Director

Dated: March 22, 2002               By: /s/ Mitchell Armstrong
                                        --------------------------------------
                                        Mitchell Armstrong
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Director

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

   10h Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management
          Agreement dated January 2, 2002 at Tower Place Festival Shopping
          Center. Filed herewith.

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

   10v Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

   10w First Amendment to Purchase and Sale Contract dated effective as of February 1, 2002 by and between Tower Place Joint Venture and Tisano
          Realty, Inc. Filed herewith.

   10x Second Amendment to Purchase and Sale Contract dated effective as of February 14, 2002 by and between Tower Place Joint Venture and Tisano
          Realty, Inc. Filed herewith.

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