Form 10-Q
period 2002-03-31
MURRAY INCOME PROPERTIES II LTD
filed 2002-05-14
CIK 786163

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 2002. . . . . . . . . .

                                 OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------      SECURITIES EXCHANGE ACT OF 1934


             For the transition period from               to
                                            -------------    ------------



                               COMMISSION FILE NO.
                                     0-17183

                                   ----------

                        MURRAY INCOME PROPERTIES II, LTD.
             (Exact Name of Registrant as Specified in its Charter)


                   TEXAS                                         75-2085586
    (State or Other Jurisdiction of                           (I.R.S. Employer
             Incorporation or Organization)                  Identification No.)

13615 NEUTRON ROAD, DALLAS, TEXAS                                   75244
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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS


                                                                 March 31,          December 31,
                                                                   2002                 2001
                                                               ------------         ------------
                                                                (unaudited)

ASSETS

Investment in joint venture, at equity (note 3)                $  1,950,807         $  1,365,351
Cash and cash equivalents                                         7,970,621            8,052,680
Other assets, at cost                                                   -0-                  661
                                                               ------------         ------------
                                                               $  9,921,428         $  9,418,692
                                                               ============         ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                               $      7,426         $      5,648
Other liabilities                                                   166,183              239,000
                                                               ------------         ------------
          Total liabilities                                         173,609              244,648
                                                               ------------         ------------

Partners' equity:
   General Partners:
     Capital contributions                                            1,000                1,000
     Cumulative net earnings                                      1,263,207            1,207,148
     Cumulative cash distributions                               (1,174,863)          (1,173,900)
                                                               ------------         ------------
                                                                     89,344               34,248
                                                               ------------         ------------
   Limited Partners (314,687 Interests):
     Capital contributions, net of offering costs                27,029,395           27,029,395
     Cumulative net earnings                                     23,980,611           23,414,729
     Cumulative cash distributions                              (41,351,531)         (41,304,328)
                                                               ------------         ------------
                                                                  9,658,475            9,139,796
                                                               ------------         ------------
          Total partners' equity                                  9,747,819            9,174,044
                                                               ------------         ------------
                                                               $  9,921,428         $  9,418,692
                                                               ============         ============

See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF EARNINGS
(UNAUDITED)


                                                           Three Months Ended
                                                                 March 31,
                                                       --------------------------
                                                          2002             2001
                                                       ---------        ---------
INCOME:
     Rental                                            $     -0-        $  30,871
     Interest                                             37,098          128,432
     Equity in earnings of joint venture                 629,781           35,660
                                                       ---------        ---------
                                                         666,879          194,963
                                                       ---------        ---------

EXPENSES:
     Property operating                                      -0-            1,936
     General and administrative                           44,938           96,502
                                                       ---------        ---------
                                                          44,938           98,438
                                                       ---------        ---------
       Net earnings                                      621,941           96,525
                                                       =========        =========


Net earnings allocated to Limited Partners             $ 565,882        $  86,873
                                                       =========        =========

Basic earnings per limited partnership interest        $    1.80        $    0.28
                                                       =========        =========



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)


                                                                             General            Limited
                                                                            Partners            Partners               Total
                                                                         ------------         ------------         ------------

THREE MONTHS ENDED MARCH 31, 2001

     Balance at December 31, 2000                                        $     88,500         $ 11,135,699         $ 11,224,199
     Net earnings                                                               9,652               86,873               96,525
     Cash distributions ($6.31 per limited
       partnership interest, including
       $5.27 in distributions of net sales
       proceeds)                                                              (53,018)          (1,984,802)          (2,037,820)
                                                                         ------------         ------------         ------------
     Balance at March 31, 2001                                           $     45,134         $  9,237,770         $  9,282,904
                                                                         ============         ============         ============

THREE MONTHS ENDED MARCH 31, 2002

     Balance at December 31, 2001                                        $     34,248         $  9,139,796         $  9,174,044
     Net earnings                                                              56,059              565,882              621,941
     Cash distributions ($.15 per limited
       partnership interest)                                                     (963)             (47,203)             (48,166)
                                                                         ------------         ------------         ------------
     Balance at March 31, 2002                                           $     89,344         $  9,658,475         $  9,747,819
                                                                         ============         ============         ============



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                         ---------------------------------
                                                                             2002                 2001
                                                                         ------------         ------------

Cash flows from operating activities:
    Net earnings                                                         $    621,941         $     96,525
    Adjustments to reconcile net earnings to net
       cash used in operating activities:
          Equity in earnings of joint venture                                (629,781)             (35,660)
          Change in assets and liabilities:
             Accounts receivable                                                  -0-               71,751
             Other assets                                                         661               11,959
             Accounts payable                                                   1,778              (15,087)
             Other liabilities                                                (72,817)            (291,340)
                                                                         ------------         ------------
                 Net cash used in operating activities                        (78,218)            (161,852)
                                                                         ------------         ------------

Cash flows from investing activities -
    distributions from joint venture                                           44,325               51,000
                                                                         ------------         ------------

Cash flows from financing activities -
     cash distributions                                                       (48,166)          (2,037,820)
                                                                         ------------         ------------

Net decrease in cash and cash equivalents                                     (82,059)          (2,148,672)
Cash and cash equivalents at beginning of period                            8,052,680           10,290,961
                                                                         ------------         ------------
Cash and cash equivalents at end of period                               $  7,970,621         $  8,142,289
                                                                         ============         ============



See accompanying notes to financial statements.

MURRAY INCOME PROPERTIES II, LTD.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

1.   BASIS OF ACCOUNTING

     The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, including its interest in Tower Place Joint Venture, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold three properties, and continues to own its interest in Tower Place Joint Venture until it is liquidated and dissolved. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Since the Partnership's final property was sold on March 25, 2002 (see note
3), the Partnership will now be liquidated and dissolved as soon as practicable.

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

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 were effective for the Partnership beginning January 1, 2002. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations as the Partnership's remaining property was held for sale prior to the effective date of SFAS 144.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 2002 and December 31, 2001. For cash and cash equivalents, accounts receivable and accounts payable the carrying amounts approximated fair value because of the short maturity of these instruments.


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


3.   INVESTMENT IN JOINT VENTURE

     The Partnership owns a 15% interest in Tower Place Joint Venture, a joint venture that owned and operated Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The Partnership accounts for the joint venture using the equity method. The remaining 85% interest in the joint venture is owned by Murray Income Properties I, Ltd. ("MIP I"), a partnership whose general partners are affiliates of the Partnership's General Partners. On March

25, 2002, Tower Place Joint Venture sold Tower Place Festival for a sales price of $13,050,000. After reductions for the collection of straight line rent receivable of $108,593 and sale costs and transfer taxes totaling $480,837, the sale resulted in net sales proceeds to Tower Place Joint Venture of $12,460,570 and a net gain of $3,864,490. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture. Thus, the Partnership realized $1,869,085 in net sales proceeds and $579,674 in net gain. The remaining 85% interest is owned by Murray Income Properties I, Ltd. ("MIP I"), a partnership whose general partners are affiliates of the Partnership's General Partners.


4.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 has been prepared by management without audit by independent certified public accountants. The Partnership's 2001 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.


5.   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs by MIP I. The Partnership and MIP I entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the onsite property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June 2001. On July 1, 2001, the only remaining property owned was Tower Place Festival, which was owned in a joint venture (Tower Place Joint Venture) owned 15% by the Partnership and 85% by MIP I. Therefore, the General Partners of the Partnership and MIP I decided to re-evaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP I changed the sharing arrangement for common expenses as follows. The costs of the asset manager were shared 15% by the Partnership and 85% by MIP I, effective May 1, 2001, since the only property owned by either partnership was Tower Place Festival. All other shared costs were shared in the ratio of 33% by the Partnership and 67% by MIP I, effective July 1, 2001. There were no changes in the partnerships' sharing of any severance benefits paid (53% by the Partnership and 47% by MIP I), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed to the Partnership by MIP I for the three months ended March 31, 2002 and 2001 totaled $152,739 and $64,668, respectively.

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

     On March 25, 2002, Tower Place Joint Venture sold Tower Place Festival, a shopping center located in Pineville (Charlotte), North Carolina, for a sales price of $13,050,000. After reductions for the collection of straight line rent receivable of $108,593 and sale costs and transfer taxes totaling $480,837, the sale resulted in net sales proceeds to Tower Place Joint Venture of $12,460,570 and a net gain of $3,864,490. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 15% ownership interest in the joint venture. Thus, the Partnership realized $1,869,085 in net sales proceeds and $579,674 in net gain. The remaining 85% interest is owned by Murray Income Properties I, Ltd. ("MIP I"), a partnership whose general partners are affiliates of the Partnership's General Partners.

     Since the Partnership's final property has been sold, the Partnership will now be liquidated and dissolved as soon as practicable.

     Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     As of March 31, 2002, the Partnership had cash and cash equivalents of $7,970,621. Such amounts represent cash generated from operations, sales of properties held for sale, and working capital reserves.

     As of March 31, 2002, the Partnership's only significant asset, other than cash, is its 15% interest in Tower Place Joint Venture, accounted for on the equity method.

     The decrease in other liabilities of $72,817 from December 31, 2001 to March 31, 2002 is primarily due to severance benefits paid to one Partnership employee on March 31, 2002. The remaining other liability amount at March 31, 2002, consists primarily of severance benefits to be paid to the remaining two employees.

     During the three months ended March 31, 2002, the Partnership made Cash Distributions from Operations of $48,166, which related to the three-month period ended December 31, 2001. Subsequent to March 31, 2002, the Partnership will distribute all remaining cash from operations (after provision for all Partnership liquidation and dissolution costs) and cash from property sales. Any North Carolina state income taxes required to be paid on behalf of the partners in connection with the operation and sale of Tower Place Joint Venture will be withheld from the final distribution. Also, 2% of the original equity invested in the Partnership ($629,374) will be withheld from the distribution of net property sale proceeds to fund a special liquidating trust formed to meet any contingent liabilities which may arise after the liquidation and dissolution of the Partnership. This liquidating trust will hold the funds for three years after the liquidation and dissolution of the Partnership. Any remaining assets of the liquidating trust will be distributed to the beneficiaries (the former limited partners of the Partnership) at the end of the three year period.

Results of Operations

     The Partnership sold its three properties during the year ended December 31, 2000. The small amount of rental income collected during the three months ended March 31, 2001 related to percentage rent received from two tenants attributable to the period during 2000 prior to the property sales.

     "Equity in earnings of joint venture" represents the Partnership's 15% interest in the earnings of Tower Place Joint Venture. Rental income at Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina increased $121,540 for the three months ended March 31, 2002 as compared to the same period in 2001 primarily due to the fact that the 25,637 square foot Bally Total Fitness facility and the 6,470 square feet of shop space adjacent to the Bally facility were leased or were available for lease during the three months ended March 31, 2002 but were under construction and thus not available for lease during the same period in 2001. Tower Place's total operating expenses increased $19,400, with higher amortization of deferred leasing costs, property management fees and legal costs offset by lower utilities, real estate taxes and repair and maintenance costs. The following information details rental income generated, gain on sale of property, and average occupancy for the periods shown for Tower Place Shopping Center.

                                                                     Three Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                  2002               2001
                                                               ----------         ----------

Tower Place Shopping Center
       Rental income (sold 03/25/2002)                         $  448,237         $  326,697
       Gain on sale of property                                 3,864,490                -0-
       Average occupancy                                               97%                94%

     The Partnership's share of income from the joint venture increased $594,121 for the quarter ended March 31, 2002 as compared to the same period in 2001 for the reasons stated above.

        General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, after reimbursements of shared direct operating costs by MIP I. The Partnership and MIP I entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the on-site property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June 2001. On July 1, 2001, the only remaining property owned was Tower Place Festival, which was owned in a joint venture (Tower Place Joint Venture) owned 15% by the Partnership and 85% by MIP I. Therefore, the General Partners of the Partnership and MIP I decided to re-evaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP I changed the cost sharing arrangement for common expenses as follows. The costs of the asset manager were shared 15% by the Partnership and 85% by MIP I, effective May 1, 2001, since the only property owned by either partnership was Tower Place Festival. All other shared costs were shared in the ratio of 33% by the Partnership and 67% by MIP I, effective July 1, 2001. There were no changes in the partnerships' sharing of any severance benefits paid (53% by the Partnership and 47% by MIP I), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed to the Partnership by MIP I for the three months ended March 31, 2002 and 2001 totaled $152,739 and $64,668, respectively.

     General and administrative expenses decreased $51,564 for the three months ended March 31, 2002 as compared to the same period in 2001 due to decreases in shared expenses described above.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 were effective for the Partnership beginning January 1, 2002. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations as the Partnership's remaining property was held for sale prior to the effective date of SFAS 144.

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

       10a Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10v to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-17183)

       10b First Amendment to Purchase and Sale Agreement effective as of February 1, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10w to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-17183

       10c Second Amendment to Purchase and Sale Agreement effective as of February 14, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10x to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-17183)

       10d Assignment of Purchase and Sale Contract dated March 20, 2002 by and between Tower Place Joint Venture, Tisano Realty, Inc. and Investment Property Exchange Services, Inc. Reference is made to
               Exhibit 10.4 to the March 25, 2002 Form 8-K filed with the Securities and Exchange Commission on April 9, 2002. (File No. 0-17183)

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

(b) Reports on Form 8-K filed during the three months ended March 31, 2002:

               Form 8-K, reporting under Item 2, the sale of Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina, on March 25, 2002, filed with the Securities and Exchange Commission on April 9, 2002.

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

                                       MURRAY INCOME PROPERTIES II, LTD.

                                       By:    Murray Realty Investors IX, Inc.
                                              A General Partner



Dated:  May 13, 2002                   By:         /s/ Mitchell Armstrong
                                              --------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

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

10a            Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and
               Tisano Realty, Inc. Reference is made to Exhibit 10v to the 2001 Annual Report on Form 10-K filed with the
               Securities and Exchange Commission on March 22, 2002. (File No. 0-17183)

10b            First Amendment to Purchase and Sale Agreement effective as of February 1, 2002 by and between Tower Place
               Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10w to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-17183)

10c            Second Amendment to Purchase and Sale Agreement effective as of February 14, 2002 by and between Tower Place
               Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10x to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-17183)

10d            Assignment of Purchase and Sale Contract dated March 20, 2002 by and between Tower Place Joint Venture, Tisano
               Realty, Inc. and Investment Property Exchange Services, Inc. Reference is made to Exhibit 10.4 to the March
               25, 2002 Form 8-K filed with the Securities and Exchange Commission on April 9, 2002. (File No. 0-17183)

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